Form 10-K
period 1995-12-31
GALAXY TELECOM LP
filed 1996-04-01
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________
                                    FORM 10-K
(Mark One)
[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from    __________________ to_________________

     Commission file number 33-95298;33-95298-01

                              GALAXY TELECOM, L.P.
                          GALAXY TELECOM CAPITAL CORP.
          (Exact name of co-registrants as specified in their charters)

            Delaware                                     43-1697125
                                                         43-1719476
- - - ----------------------------------------     ----------------------------------
   (States of Other Jurisdictions of          (IRS Employer Identification No.)
     Incorporation or Organization)

          1220 North Main
         Sikeston, Missouri                                 63801
________________________________________      _________________________________
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (573) 472-8200

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes_____X_____ No__________


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the co-registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of thes Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom, L.P.: $0

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $1,000

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 1996: 100

DOCUMENTS  INCORPORATED BY REFERENCE: Not applicable.

                              GALAXY TELECOM, L.P.
                          GALAXY TELECOM CAPITAL CORP.
                                    FORM 10-K
                          Year Ended December 31, 1995




                                TABLE OF CONTENTS

Item No.                             Topic                                Page

                                     PART I

    1.     Business......................................................   3
    2.     Properties....................................................  28
    3.     Legal Proceedings.............................................  28
    4.     Submission of Matters to a Vote of Security Holders...........  28

                                     PART II

    5.     Market for the Registrant's Securities and Related
           Security Holder Matters.......................................  29
    6.     Selected Financial Data.......................................  29
    7.     Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................  30
    8.     Financial Statements and Supplementary Data................... F-1
    9.     Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure........................... S-2

                                    PART III

   10.     Directors and Executive Officers of the Registrant............  38
   11.     Executive Compensation........................................  40
   12.     Security Ownership of Certain Beneficial Owners and
           Management....................................................  40
   13.     Certain Relationships and Related Transactions................  42

                                     PART IV

   14.     Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...................................................  47
   15.     Signatures....................................................  48

                                     PART I
Item 1. Business.

General

         The Company owns, operates and develops classic cable television systems (the "Systems") primarily in small communities in the Midwest and Southeast United States. As of December 31, 1995, the Current Systems passed approximately 265,400 homes and served approximately 162,400 subscribers in 16 states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida.

         The Company believes there are significant advantages to acquiring and operating classic cable television systems. Typically, in classic cable television markets, cable television service is necessary in order to receive a full complement of over-the-air television stations (including network-affiliated stations). In addition, these markets generally offer fewer competing entertainment alternatives than larger urban or suburban markets. As a result, classic cable television systems usually have higher basic penetration rates and lower churn rates than systems serving larger markets. As compared with urban and suburban systems, classic systems have more programming flexibility for a given channel capacity because they are generally in areas with fewer over-the-air broadcast stations that must be carried and have fewer local programming obligations. In addition, the Company believes that it and other classic cable system operators have lower capital costs per subscriber than urban and suburban operators. Based on the generally lower cost of living in its operating areas, the Company also believes that classic systems have lower labor and marketing costs than many urban and suburban systems.

         Over 90% of the plant in the Systems have a channel capacity of 36 channels or more. This compares favorably to the industry-wide average of approximately 70% of systems having channel capacity of 30 channels or more. In addition, substantially all of the Systems presently have the capacity to increase the number of channels offered to subscribers without having to increase existing bandwidth. The Company intends to reduce the number of headends in the Systems by more than 100 by consolidating headend locations over the next two years. The Company believes that this consolidation will reduce maintenance costs, increase system reliability and allow the redeployment of the associated electronic equipment to remaining headends, thus enabling the Company to expand the number of channels it can offer to its customers and increase average revenue per subscriber.

         The six key individuals who manage the Company's day-to-day operations (the"Senior Managers") have developed and refined the operating strategy utilized by the Company to efficiently and economically provide high quality customer service to classic cable television systems spread over a wide geographic area. The Company's existing infrastructure includes two customer service centers which receive customer calls at any time through a toll-free telephone number. At the service centers, customer service representatives can address virtually any request or problem a customer may have through an online customer support computer system utilizing advanced software. The central computer system is integrated with the Qualcomm OmniTRACS satellite-based dispatch system, which has been installed in all of the Company's service vehicles. The OmniTRACS system provides the customer service representatives with direct, real-time, two-way interactive communication with the Company's field technicians and generates comprehensive customer service information on a timely basis. The integration of the OmniTRACS system with the centralized computer system allows the Company to control costs, better manage the customer service function and provide its customers with high quality service, generally within a 24-hour period.

         The Company believes that consistently high quality performance of its local field technicians is important in maintaining good community relations. The Company has an ongoing program of training its field technicians not only in technical areas but also in customer service and sales functions. The Company strives to have its local field technicians represent the Company in each of their respective service areas as well-trained, responsible and respected members of their communities.

Background

         The Senior Managers, Tommy L. Gleason, Jr., James M. Gleason, J. Keith Davidson, Ronald Voss, Terry M. Cordova and Thomas Morris, have been involved in the construction, acquisition, ownership, management and operation of classic cable television systems as a team for more than a decade and have collective experience in the cable television industry exceeding 100 years. From 1987 through 1994, the Senior Managers operated over 10 classic cable television systems for Galaxy Cablevision, L.P. ("Galaxy Cablevision"), a master limited partnership traded on the American Stock Exchange. Prior thereto, between 1981 and 1987, the Senior Managers constructed and operated cable television systems in Alabama, Illinois, Indiana, Tennessee and Texas through a number of related entities.

         In response to changes in the federal tax laws regarding master limited partnerships, Galaxy Cablevision commenced in 1994 the liquidation of its cable television holdings. Thereafter, the Senior Managers organized Galaxy Systems Management, Inc. ("Galaxy Management") to acquire selected cable television properties. Commencing in May, 1994, Galaxy Management entered into definitive agreements to acquire selected cable television systems from Galaxy Cablevision, Vantage Cable Associates, L.P. ("Vantage Cable"), Vista Communications Limited Partnership, III ("Vista Communications") and Chartwell Cable of Colorado, Inc. ("Chartwell"). Each of these agreements were later assigned to, and assumed by, the Company prior to the consummation of each of the transactions. To facilitate the Company's acquisition of these Systems, TA Associates, Inc., Spectrum Equity Investors, L.P. and Fleet Equity Partners (the "Equity Investors"), who since the 1960's have financed numerous cable television companies at all stages of development in urban, suburban and classic markets, and the Senior Managers, collectively invested equity capital of approximately $30 million in the Company. A summary of the acquisitions of each of the Systems is set forth below.

         Galaxy Cablevision Acquisitions. On December 23, 1994, the Company acquired all of the operating assets comprising the 27 cable television systems, substantially all of which were located in western Kentucky and southern Illinois, that were owned by Galaxy Cablevision (the "Galaxy Cablevision Systems"). The purchase price for the Galaxy Cablevision Systems was approximately $18.5 million. Upon acquisition by the Company, the Galaxy Cablevision Systems passed approximately 23,500 homes with 570 miles of plant, resulting in a density of approximately 41.2 homes per mile, served approximately 15,400 basic subscribers and had a basic penetration rate of approximately 65.5%.

         On March 31, 1995, the Company acquired all of the operating assets comprising Galaxy Cablevision's eight Cameron, Texas cable television systems (the "Cameron Systems"). The Cameron Systems are located northeast of Austin, Texas. The purchase price for the Cameron Systems was approximately $3.6 million. Upon acquisition by the Company, the Cameron Systems passed approximately 7,730 homes with 143 miles of plant, resulting in a density of approximately 54.1 homes per mile, served approximately 3,500 basic subscribers and had a basic penetration rate of approximately 45.3%.

         All of the Senior  Managers  were  affiliated  with Galaxy  Cablevision prior to the dates of acquisition by the Company of the Galaxy Cablevision Systems and the Cameron Systems. Galaxy Cablevision retained a broker to sell the systems pursuant to an auction in each of the transactions and, with respect to the sale of the Galaxy Cablevision Systems, obtained a fairness opinion from an independent investment adviser. The independent directors of Galaxy Cablevision's general partner and the unitholders of Galaxy Cablevision approved each of the transactions. For the foregoing reasons, the Senior Managers believe that the price paid for each of such systems was negotiated on an arm's length basis.

         Vantage Cable Acquisition. On December 23, 1994, the Company acquired all of the operating assets comprising the 109 cable television systems located in Colorado, Iowa, Missouri, Nebraska, South Dakota and Wyoming that were owned by Vantage Cable (the "Vantage Cable Systems"). The purchase price for the Vantage Cable Systems was approximately $38.4 million. Upon acquisition by the Company, the Vantage Cable Systems passed approximately 44,800 homes with 969 miles of plant, resulting in a density of approximately 46.2 homes per mile, served approximately 30,000 basic subscribers and had a basic penetration rate of approximately 67.0%

         Vista Communications Acquisition. On December 23, 1994, the Company acquired all of the operating assets comprising the 85 cable television systems located in Alabama, Florida, Georgia, Louisiana and Mississippi that were owned by Vista Communications (the "Vista Communications Systems"). The purchase price for the Vista Communications Systems was approximately $36.6 million. Upon acquisition by the Company, the Vista Communications Systems passed approximately 50,700 homes with 1,420 miles of plant, resulting in a density of approximately 35.7 homes per mile, served approximately 31,000 basic subscribers and had a basic penetration rate of approximately 61.1%.

         Chartwell Cable Acquisition. On December 23, 1994, the Company acquired all of the operating assets comprising two cable television systems located in Larimer and Weld Counties, Colorado and in an apartment complex in Denver, Colorado that were owned by Chartwell Cable (the "Chartwell Systems"). The purchase price for the Chartwell Systems was approximately $.75 million. Upon acquisition by the Company, the Chartwell Systems passed approximately 1,500 homes with 79 miles of plant, resulting in a density of approximately 19.0 homes per mile, served approximately 830 basic subscribers and had a basic penetration rate of approximately 55.3%.

         Douglas Communications Acquisition. On December 1, 1995, the Company acquired all of the operating assets comprising the 226 cable television systems located in Illinois, Missouri, Nebraska and Kansas that were owned by Douglas Communications (the "Douglas Communications Systems"). The purchase price for the Douglas Communications Systems was approximately $45.797 million. Upon acquisition by the Company, the Douglas Communications Systems passed approximately 72,945 homes, with 1,613 miles of plant, resulting in a density of approximately 45.2 homes per mile, served approximately 43,000 basic subscribers, and had a basic penetration rate of approximately 59.0%.

         Friendship Cable Acquisition. On December 29, 1995, the Company acquired all of the operating assets comprising the 35 cable television systems located in Florida, Georgia, and South Carolina that were owned by Friendship Cable (the "Friendship Cable Systems"). The purchase price for the Friendship Cable Systems was approximately $21 million. Upon acquisition by the Company, the Friendship Cable Systems passed approximately 35,637 homes, with 1,676 miles of plant, for a density of 21.3 homes per mile, served approximately 17,500 basic subscribers and had a basic penetration rate of approximately 49.1%.

         Vista-Narragansett Acquisition. On December 29, 1995, the Company acquired all of the operating assets comprising the 18 cable television systems located in Mississippi, Alabama, Louisiana and Tennessee (the "Vista-Narragansett Systems"). The purchase price for the Vista-Narragansett systems, net of systems sold, was approximately $13.715 million. Upon acquisition by the Company, the Vista-Narragansett systems passed approximately 16,155 homes, with 433 miles of plant, resulting in a density of approximately
37.3 homes per mile, served approximately 11,000 basic subscribers and had a basic penetration rate of approximately 68.1%.

         Vista I Acquisition. On December 29, 1995, the Company acquired all of the operating assets comprising the 18 cable television systems located in Mississippi and Alabama of Vista I (the "Vista I Systems"). The purchase price for the Vista I Systems was approximately $7.61 million. Upon acquisition by the Company, the Vista I Systems passed approximately 9,073 homes, with 323 miles of plant, resulting in a density of 28.1 homes per mile, served approximately 6,100 basic subscribers and had a basic penetration rate of approximately 67.2%.

         Phoenix Cable Acquisition. On November 2, 1995, the Company acquired all of the operating assets comprising the 3 cable television systems located in Mississippi that were owned by Phoenix Cable (the "Phoenix Cable Systems"). The purchase price for the Phoenix Cable Systems was approximately $0.55 million. Upon acquisition by the Company, the Phoenix Cable Systems passed approximately 1,115 homes with 71 miles of plant, resulting in a density of approximately 15.7 homes per mile, served approximately 600 basic subscribers and had a penetration rate of approximately 53.8%.

Pending Acquisitions and Trades

         Consistent with its business strategy, the Company has entered into purchase agreements to purchase or acquire through the trade of certain of its Systems certain cable television system assets described below (the "Pending Acquisitions"). The systems to be acquired in the Pending Acquisitions (the "Pending Systems") will have a net effect of increasing the Company's homes passed by 24,500 and its basic subscribers by 15,400. The following is a summary of each of the Pending Acquisitions.

Cablevision  of Texas  Systems

On March 29, 1996, the Company entered into a definitive agreement to purchase certain assets comprising 30 cable television systems of Cablevision of Texas III, Empire Communications, and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of $10.62 million which is subject to reduction in the event fewer than 9,100 basic subscribers exist at closing. As of December 31, 1995, the Cablevision of Texas Systems passed 11,771 homes located in Kansas, with 347 miles of plant, for a density of 33.9 homes per mile. The Cablevision of Texas Systems served approximately 8,756 basic subscribers and had a basic penetration rate of 74.4% as of December 31, 1995.

High Plains  Systems

On March 29, 1996, the Company entered into a definitive agreement to purchase certain systems comprising 8 cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of $0.35 million which is subject to reduction in the event fewer than 377 basic subscribers exist at closing. As of December 31, 1995, the High Plains Systems passed 580 homes located in Kansas, with 20 miles of plant, for a density of 29 homes per mile. The High Plains Systems served approximately 323 basic subscribers and had a basic penetration rate of approximately 55.7% as of December 31, 1995.

Midcontinent  Systems

On January 12, 1996, the Company entered into a definitive agreement to purchase certain assets comprising 6 cable television systems of Midcontinent Cable Systems (the "Midcontinent Systems") for a purchase price of $1.4 million which is subject to reduction in the event fewer than 1,300 basic subscribers exist at closing. As of December 31, 1995, the Midcontinent Systems passed 1,853 homes located in Nebraska, with 32 miles of plant, for a density of 57.9 homes per mile. The Midcontinent Systems served approximately 1,326 basic subscribers and had a basic penetration rate of approximately 71.6% as of December 31, 1995.

Five Rivers Systems

On August 16, 1995, the Company signed a letter of intent to purchase certain assets comprising a cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of $.5 million which is subject to reduction in the event fewer than 588 basic subscribers exist at closing. As of December 31, 1995, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of 30.4 homes per mile. The Five Rivers System served approximately 600 basic subscribers and had a basic penetration rate of approximately 82.2% as of December 31, 1995.

Hurst Communications Systems

On February 15, 1996, the Company entered into a definitive agreement to purchase certain assets comprising 8 cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of $1.05 million, which is subject to reduction in the event fewer than 1,370 basic subscribers exist at closing. As of December 31, 1995, the Hurst Systems passed approximately 1,830 homes located in Kansas, with 50 miles of plant, for a density of 36.6 homes per mile. The Hurst Systems served approximately 1,406 basic subscribers and had a basic penetration rate of 76.8% as of December 31, 1995.

TCI Systems

On March 14, 1996, the Company entered into a definitive agreement to trade certain of its assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for certain assets comprising approximately 7 cable television systems of TCI (the "TCI Systems") located in northern Mississippi. As of December 31, 1995, the Company's Shawnee County System passed 9,143 homes, with 315 miles of plant, resulting in a density of 29.0 homes per mile. The Shawnee County System served approximately 7,200 basic subscribers and had a basic penetration rate of approximately 78.7% as of December 31, 1995. As of December 31, 1995, the TCI Systems passed 16,897 homes, with 445 miles of plant, resulting in a density of 38.0 homes per mile. The TCI System served approximately 10,275 basic subscribers and had a basic penetration rate of approximately 60.8% as of December 31, 1995.

         General Terms of Pending Acquisitions. The terms of the agreements for each of the Pending Acquisitions (collectively, the "Purchase Agreements") similarly provide for the cash purchase by the Company of assets used in connection with the Pending Systems, including, without limitation, rights of the respective sellers under all subscription contracts with subscribers, franchises and other appropriate agreements, consents, licenses and permits, headend and associated electronic equipment, cable plant, owned and leased real property, and various other related assets. The Purchase Agreements provide for the placement of a portion of the purchase price in escrow, which funds generally may be used to reduce the purchase price in the event of certain misrepresentations and breaches of warranties, covenants or agreement by the respective sellers or to resolve outstanding claims or contingencies. The purchase price is also subject to downward adjustment at closing depending upon the difference between the number of subscribers served by the acquired systems at the time of closing and a number expressly set forth in the Purchase
Agreement. The dollar amount of adjustment is based on such difference multiplied by a specific dollar amount per subscriber.

         The Purchase Agreements contain certain customary representations and warranties by, and covenants of, the Company and the respective sellers. The completion of each of the Pending Acquisitions is subject to certain customary conditions, including among others (i) the parties obtaining certain third-party consents and governmental approvals and (ii) the absence of any materially adverse change in the condition of the assets or systems to be acquired or the business of the seller. The Purchase Agreements also contain customary rights to indemnification against certain damages or losses. Each of the Purchase Agreements is independent of all other Purchase Agreements, and the consummation of any of the Pending Acquisitions is not conditioned upon the consummation of any other Pending Acquisition.

Service, Installation and Repair

         The Company believes that providing exceptional customer service is a critical element in maximizing the value of services provided to customers of the Systems. Accordingly, the Company has equipped its customer service centers with advanced computer technology and communications that allow the Company to efficiently manage classic cable television systems over a large geographic area. Centralizing the customer service function enables the Company to employ a smaller number of highly trained customer service representatives than in a more decentralized operational structure. The Company invests significant resources in providing its customer service representatives with ongoing telephone, computer and sales training to assure that the customer receives a consistently high level of service.

         The Company utilizes advanced software systems to facilitate effective interaction with its customers. A potential or existing customer can call at any time the Company's toll-free telephone number for installation, repairs or other services. The call is automatically routed to one of the Company's two customer service centers. At the service centers, customer service representatives who receive the calls can address virtually any request or problem a customer may have through access to an online customer support computer system utilizing advanced software. If a customer is reporting a service problem, the customer service representative will enter a service call request into the central computer system, which prioritizes and schedules the service call. The computer system automatically prioritizes the call based upon the severity of the problem reported. If, for example, the customer is experiencing a complete disruption of service, the call is given the highest priority and is dispatched immediately to the local field technician. If the customer requests new or additional services, the customer service representative will enter a work order into the computer system which automatically assigns and schedules the order for the appropriate field technician.

         All of the Company's service vehicles are equipped with the Qualcomm OmniTRACS satellite-based dispatch system, and the Company intends to install the OmniTRACS system in all service vehicles of acquired systems. Through direct, real-time access to the field technician and his work schedule via the OmniTRACS system, the customer service representative transmits the service call request or the work order directly to the field technician's service vehicle. The OmniTRACS system, together with the central computer system utilized by the Company, enables the Company to provide the requested service generally within 24 hours of the customer's call. When the technician has completed the service call or the work order, the service or work order information is entered into the OmniTRACS unit in the field technician's vehicle and transmitted back to the central computer system. The computer system completes and closes the service call or work order, updates the customer's account, posts any payments received from the customer by the field technician and starts the billing for any new services. This interactive system helps the Company control its costs and improve its service by avoiding the inefficiencies and costs associated with printing service calls or work orders and using pagers, facsimile machines, two-way radios and cellular phones to communicate with its field technicians. The OmniTRACS system also provides regional managers the ability to determine the exact location of all service vehicles at any time and keeps a record of all movements of service vehicles.

Marketing, Rates and Collections

         The company aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per subscriber. The Company actively markets the basic and premium programming of the Systems primarily through door-to-door selling efforts and telemarketing, and, to a lesser degree, through media advertising and direct mail. Each of the Company's customer service centers has a Marketing Director who coordinates direct door-to-door campaigns throughout the geographic areas of the Systems and is responsible for internal incentives for the customer service and technical staffs. The Marketing Director also insures that the Company is providing high quality sales and service by supervising and training direct sales representatives and assessing picture and service quality within the Company's cable systems. Customer service representatives follow up by telephone contact with the customer on three separate occasions, generally 10, 30 and 60 days following a new installation, to assess the quality of the installation and the overall service the customer is receiving and to assure customer satisfaction. Customer service representatives are also trained to market upgrades in service to existing customers. Each service center also has a Director of Training, who works closely with the Marketing Department to ensure that all employees are informed of current rates, programming packages and promotions.

         The Company's current monthly rates for full basic service range from $19.95 to $26.95 and rates for premium services generally range from $6.95 to $12.95 per service. The Company's marketing strategy calls for the continued rollout of The Disney Channel as part of its basic service, as well as selected channel additions, with corresponding rate increases. Because the Systems have been owned and operated by various other cable television operators, differing strategies with regard to channel lineups, pricing and security for premium services have been employed. It is the Company's goal to attempt to standardize its programming, rates and premium security over all of the Systems within the next few years.

         The Company utilizes a billing system based on modern computer technology. The system is run on an IBM AS/400 using software written specifically for the cable television industry. The Company operates the billing system "in house" and produces statements for customers on a monthly basis. Billing statements are printed and mailed directly to customers, who have 15 days after receipt of the statement to remit payment to the Company's central payment processing center. If after 15 days a customer has not made a payment, the customer is charged a late payment fee. After 22 days, if the customer has not made a payment a "Past Due Invoice" is generated. The Company aggressively pursues collection of past due amounts by telephoning the customer at 35 days past due and attempts to collect payments through its field technicians at 45 days past due. If this final attempt to collect payment fails, the customer is notified and then disconnected. A final statement is sent within a week after disconnection and, 30 days thereafter, the account is referred to a collection agency. The Company's approach to its accounts receivable and collections has resulted in a bad debt expense averaging less than 2% of its revenues since the Company's inception.

         In addition to monthly and installation fees, additional potential sources of revenue for cable operators are the sale of local spot advertising time on locally originated and satellite-delivered programming. Cable systems also generate revenue through sales of products offered through home shopping programming and purchased from the systems' respective service areas. Other potential sources of revenue for cable television systems include the sale of programming featuring movies and special events (such as concerts, sports programming and other entertainment features) to customers on a pay-per-view basis. The Company would need to invest in addressable converter equipment to provide pay-per-view services on its systems. The Company currently does not generate significant revenues from any of these areas but believes that certain of these areas could become possible sources of revenue in the future.

Programming

         The Systems typically offer two tiers of basic cable television programming service: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air in the franchise community and superstation signals) and a satellite programming tier (consisting primarily of satellite-delivered programming such as CNN, USA, ESPN and TNT). Substantially all of the customers of the Systems subscribed to both tiers of basic service as of December 31, 1995. To enhance value for its customers, the Company analyzes and selectively modernizes its cable plant to increase the number of channel offerings and to improve the quality of the signal delivered to its systems. The Company regularly evaluates the programming offered by its systems and continuously seeks to provide innovative packages of premium service in order to assure customer satisfaction. As an example, the Company provides the Disney Channel as part of the basic subscription service without charging a separate fee. From time to time, the Company enhances the value of its basic service by adding additional programming to its basic tier.

         The Systems offer premium programming services, both on a per-channel, or a la carte, basis and as part of a variety of premium programming packages designed to be attractive to customers while, at the same time, enabling the Company to enjoy the benefits of programming agreements which offer the Company financial incentives based upon premium service unit growth. Premium channels such as HBO, Cinemax, Showtime, The Movie Channel and Encore are offered individually or in value packages designed to increase premium penetration. These packages offer two or more premium services for a discounted price as compared to the a la carte pricing of individual services, and in some cases offer a "mini-pay," such as Encore or Flix, at no additional charge if the customer subscribes to two or more services. In the Systems premium-to-basic penetration is 54.5% and the Company believes that the opportunity exists to increase this premium-to-basic penetration.

         Although classic cable television systems do not usually require expensive systems enhancements, such as additional channel capacity to handle significant locally generated programming and a greater number of channel offerings, that larger urban and suburban systems require, the Company carries over-the-air broadcast channels and the principal satellite-delivered cable television programming on its systems. The Company believes that this leads to a high degree of customer satisfaction and increased revenues.

         The Company generally plans to upgrade the channel offerings of recently acquired systems. The Company believes that many of the Systems present opportunities to improve basic and premium penetration levels and average revenues per subscriber. The Company believes it has an opportunity to restructure the programming of the Systems, including launching The Disney Channel on the basic service and repackaging premium channels. The Company intends to utilize aggressive marketing efforts and its focus on high quality customer service to enable it to increase penetration of and overall customer satisfaction with the Systems.

         The Company has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per subscriber. The Company has negotiated programming agreements with premium service suppliers that offer cost incentives to the Company under which premium unit prices decline as certain premium service growth thresholds are met. In addition to volume pricing discounts, some program suppliers offer marketing support to the Company in the form of advertising funds, promotional material, rebates and other incentives. The Company's programming contracts are generally for a fixed period of time, typically three to five years, and are subject to negotiated renewal.

         The Company is also a member of the National Cable Television Cooperative (the "NCTC"), a purchasing cooperative that negotiates volume discounts on behalf of its members, which serve in the aggregate nearly three million cable subscribers. As an NCTC member, the Company is able to obtain programming and cable system hardware discounts available to all members.

         The Company has various retransmission consents with several commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases the Company has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. In some cases, the Company agreed to spend actual dollars on advertising with the station on an annual basis over the three-year term of the agreement. These agreements are required to be renewed before December 31, 1996. There can be no assurance that such agreements can or will be renewed under similar terms. See "--Legislation and Regulation - General."

         The Company's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased costs to produce or purchase cable programming and other factors. The Company believes it will continue to have access to cable programming services at reasonable price levels, although there can be no assurances with respect thereto. The Company believes that a significant amount of new cable television programming is becoming available and that the Company will be able to identify and take advantage of available incentives associated with channel position and additional channels to selectively accommodate such expanding programming. The Company expects it will be able to recoup programming cost increases through rate increases.

Technology and Engineering

     Over 90% of the plant in the Systems have a channel capacity of 36 channels or more. Substantially all of the Systems presently have the capability to increase the number of channels offered to subscribers without having to increase existing bandwidth. At December 31, 1995, the Company maintained over 7,500 miles of coaxial plant that passed more than 265,400 homes. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1995.

                                       Up to 29   30 to 53   54 or more
                                       Channels   Channels   Channels   Totals
Current Systems:
   Number of systems .................     23        426         71        520
   Percent of total Current Systems ..    4.4%      81.9%      13.7%     100.0%
   Miles of plant ....................    127      5,818      1,571      7,516
   Percent of total plant miles ......    1.7%      77.4%      20.9%     100.0%

     The Company continually monitors and evaluates new technological developments to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as a transportation medium is playing a major role in enhancing channel capacity and improving the performance and reliability of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. To date, the Company has implemented fiber optic technology and, to a lesser degree, microwave technology to interconnect headends throughout its Current Systems by interconnecting headends of adjacent systems with one master headend facility, the Company can reduce the number of headends, lower maintenance costs and add new channels more efficiently. The Company generally plans to continue to reduce the number of headends through consolidation to take advantage of these efficiencies, including reducing the number of headends used in the Systems by more than 100 (from a Company-wide total of 520 for the Systems) over the next two years. Such reduction in the number of headends is expected to reduce maintenance costs, increase system reliability and allow the redeployment of the associated electronic equipment to remaining headends, thus enabling the Company to expand the number of channels offered on the Systems to its customers and increase average revenue per subscriber.

     The Company intends to deliver distance learning and teacher in-service type training video to Kindergarten through Grade 12 schools primarily in those areas where the Company has implemented fiber optics to interconnect adjacent headend facilities from one master facility. The distance learning will enable classrooms of students at several adjacent school districts to receive real-time, interactive lectures via the fiber optic network from one lecturer's classroom. The in-service teacher's training utilizes the same concept of distance learning except its programming comes from one in-service training facility. The company is also continuing to explore the possibility of being the Internet provider to those schools, and to its subscribers in those areas where fiber interconnects will be in place.

     Additionally, the Company is exploring the business opportunities that may be available by using its extensive fiber network as a source of transport of voice and high speed data for both long distance and local exchange carriers. The Company currently is in discussions with several telephone companies concerning the use of the redundant facilities.

         The Company intends to explore the use of digital compression technology to enhance the current channel capacities of the Company's cable systems. This technology is expected to allow up to 10 channels to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality and reliability of the television signals carried. This technology may also allow cable systems to offer additional products and services, including video games (such as SEGA). Although the Company believes that the use of digital technology in the future offers the potential for the Company to increase channel capacity in a more cost efficient manner than rebuilding such systems with high capacity distribution plant, digital compression technology is still in the developmental stage and is not yet widely implemented by cable system operators. There can be no assurance as to whether or when such technology can or will be implemented by the Company and, if it can be implemented, whether such technology will result in significant cost savings over alternative methods of expanding channel capacities of the Company's systems.

Community Relations

         The Company is dedicated to developing strong community relations in the locations served by its cable television systems and believes that good relations with its local franchising authorities are primarily a result of effective communications by the Company's field management with local authorities. A customer service representative is assigned to each municipality in which the Systems operate. The same customer service representative calls the mayor, city clerk or city manager by telephone once each month to determine if any problems have arisen or if any customers have complained to municipal officials about their cable service. The Company immediately addresses any problems discovered during these monthly contacts. Regional managers also contact the state or local franchising authorities at least quarterly, and the

Company  prepares a newsletter  highlighting  any changes in  operations  or new
programming   offerings  and   introducing  any  new  employees  which  it  send
semiannually to each of its franchising authorities.

         The Company also believes that consistent, high quality performance of its local field technicians is important to maintain good community relations. Since the Company's cable television systems are spread over a large geographic area, a local field technician in many cases may be the only Company representative a customer ever meets. To improve the effectiveness of technician interaction with the Company's customers, the Company has an ongoing program of training its field technicians not only in technical areas but also in customer service and sales functions. The Company strives to have its local field technicians represent the Company in each of their respective service areas as well-trained, responsible and respected members of their communities. Through its community communications and field technician training programs, the Company seeks to maintain good community relations to position itself to address any problem in a timely manner.

Centralized Management Functions

         Management functions such as billing, payments processing, accounting, engineering and marketing are centralized at the Company's headquarters and regional customer service centers. Upon acquiring a system, the Company will also consolidate certain management functions at its headquarters and regional customer service centers at minimal incremental costs.

         The Company is able to process hundreds of customer service calls per day through the use of the IBM AS/400 computer system, which is centrally based at the Company's headquarters in Sikeston, Missouri. The computer operates with advanced software which provides online access to up-to-date subscriber, marketing and accounting information. The computer system also manages information flow to and from the field technician staff via the OmniTRACS system. The system software also allows for many other applications that the Company may implement in the future including video-on-demand, transactional billing services and telephony.

         The central computer system allows both the Senior Managers and the regional managers to access subscriber information as soon as it is entered from the customer service centers or the field technicians. The centralized nature of the system allows each of the Company's customer service centers to back up the other if there is an interruption of telephone service to such center. The customer service centers also can utilize the centralized computer system to communicate with local payment offices, headquarters, the other customer service center and the field technicians, all of which have online access through the central platform. Finally, the system provides a centralized reporting location for all subscriber billing information which enables the accounting staff to prepare timely and accurate financial information. These features of the central computer system, along with the system's integration with the OmniTRACS system, allow the Company to reduce the incremental cost associated with expanding its subscriber base while consolidating many of the management functions for newly acquired systems.

Franchises

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and provision of free service to schools and certain other public institutions; and maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act, and the 1996 Cable Act. See "--Legislation and Regulation - General."

         As of December 31, 1995, the Company held approximately 586 franchises. The non-exclusive franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. See "--Legislation and Regulation - General."

         The table below illustrates the grouping of the franchises of the Systems by date of expiration.

Year of                                                           Percentages
Franchise                                         Number of         of Total
Expiration                                       Franchises        Franchises
- - - ----------                                       ----------        ----------
1996-1998 ...............................            168               28.7%
1999-2001 ...............................             70               11.9%
After 2001 ..............................            348               59.4%
                                                     ---              -----
   Total ................................            586              100.0%
                                                     ===              =====

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures that require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "--Legislation and Regulation - General."

         The Company believes that it generally has good relationships with its franchising communities. As of December 31, 1995, no franchise of the Company represented more than 5.0% of total subscribers of the Systems. The Company has a minimal amount of seasonal subscribers, the vast majority of which are located around Kentucky Lake and Central Florida. As the Kentucky seasonal subscribers are disconnecting about the same time the Florida subscribers are connecting, the effect on the Company's monthly total subscriber count is minimal.

Competition

         Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed sources of information and entertainment, as well as satellite and wireless video distribution systems and directly competitive cable television operations. Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. In addition, an increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services. The enactment of the Telecommunications Act of 1996 (the "1996 Telecom Act") may initiate more competition with cable service, because it allows local exchange carriers to provide video services in their local service areas, in direct competition with local cable companies.

         The Company has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States. The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time, and there can be no assurances that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

         There are alternative methods of distributing the same or similar video programming offered by cable television systems, although cable television systems currently account for over 91% of total subscribership to multichannel video programming distributors ("MVPDs"). Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. In addition to broadcast television stations, the Company competes in a variety of areas with other multichannel programming service providers on a direct over-the-air basis. Multichannel programming services are distributed by communications satellites directly to home satellite dishes ("HSDs") serving residences, private businesses and various nonprofit organizations. Cable programmers have developed marketing efforts directed to HSD owners. The Company estimates that there are currently between 3.5 million and 4 million HSDs in the United States, most of which are in the 4 to 8 foot range.

         A more significant competitive impact is expected from medium power and higher power communications ("DBS') satellites that transmit signals that can be received by dish antennas much smaller in size. DirecTV, Inc., a subsidiary of GM Hughes Electronics, and United States Satellite Broadcasting Company, Inc., a subsidiary of Hubbard Broadcasting, Inc., began offering multichannel programming services in 1994 via high power communications satellites that require a dish antenna of only approximately 18 inches. They served an estimated 900,000 subscribers in September 1995, but their reach has been increasing rapidly and they expected subscribership to increase to 1.5 million by the end of 1995. PrimeStar Partners, L.P., a joint venture of five cable multiple systems operators and GE American Communications, Inc., began offering a medium power direct-to-home service in 1994 that requires a dish antenna of 36 to 40 inches. It served approximately 775,000 subscribers in September 1995. EchoStar Communications, Inc. and its affiliate, Directsat Inc., launched their first DBS satellite in late 1995, and plan to offer multichannel programming services beginning in early 1996 via high power communications satellites that also require an 18-inch dish. AlphaStar, a Canadian DBS provider, has leased space on a medium power satellite and intends to offer direct-to- home service in early 1996 that requires a 24-inch dish for reception. Such DBS services could become substantial as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmission; that DBS is not currently subject to local regulation of service or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise. The effect of competition from these services cannot be predicted. The Company nonetheless assumes that such competition could be substantial in the near future.

         Prior to enactment of the 1996 Telecom Act, local exchange carriers ("LECs") were prohibited from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas or as "video-dialtone" providers, which could deliver video services to the home over telephone-provided circuits without a local franchise). Elimination of the former restrictions on LECs means that the Company may face increased competition from local telephone companies which, in most cases, have greater financial resources than the Company. All major LECs have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

         The 1996 Telecom Act eliminates the FCC's video-dialtone rules, except where a video- dialtone service is currently in operation. In place of the video-dialtone model, the 1996 Telecom Act provides LECs with four options for providing video programming directly to customers in their local exchange areas. Telephone companies may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. They will be relived of regulation as "common carriers," and are not required to obtained local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements. It is unclear which model LECs will ultimately choose, but the video distribution services developed by local telephone companies are likely to represent a direct competitive threat to the Company.

         The ability of local telephone companies to compete with the Company by acquiring an existing cable system however, is limited. The 1996 Telecom Act prohibits a LEC or its affiliate from acquiring more than a 10 percent financial or management interest in any cable operator providing cable service in its telephone service area. It further prohibits a cable operator or its affiliate from acquiring more than a 10 percent financial or management interest in any LEC providing telephone exchange service in its franchise area. A LEC and cable operator that have a telephone service area and cable franchise area in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small LECs in non-urban areas.

         Another alternative method of video distribution is through the use of multichannel multipoint distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with a special antenna. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few MMDS systems in the United States that are currently in operation or under construction, many markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of these "wireless cable systems" as alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology have significantly increased the number of channels that can be made available from other over-the-air technologies. Subscribership to MMDS services is projected to continue over the next several years.

         The Company also competes with master antenna television ("MATV") systems and satellite master antenna television ("SMATV") systems, which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multiunit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. The 1996 Telecom Act changes the definition of a "cable system" to include only systems that cross public rights-of-way. Therefore, SMATV systems that serve buildings that are not commonly owned or managed, but which do not cross public rights of way, are no longer considered "cable systems" and no longer require a franchise to operate.

Legislation and Regulation

         The cable television industry currently is regulated by the FCC, some state governments and most local governments. In addition, legislative and regulatory proposals under consideration by the Congress and federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

         Cable Communications Policy Act of 1984. The Cable Communications Policy Act of 1984 ("the 1984 Cable Act"), which amended the Communications Act of 1934 (the "Communications Act"), established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC was charged with responsibility for adopting rules to implement the 1984 Cable Act. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

         Cable Television Consumer Protection and Competition Act of 1992. In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("the 1992 Cable Act"). The 1992 Cable Act permitted a greater degree of regulation of the cable industry with respect to, among other things; (i) cable system rates for both basic and certain cable programming services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer and service requirements; (vii) television broadcast signal carriage and retransmission consent; (viii) technical standards; and (ix) cable equipment compatibility. Additionally, the legislation encouraged competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, the majority of which have been completed.

         Various cable operators have challenged the constitutionality of several sections of the 1992 Cable Act, although the courts have disposed of most of these challenges. In April 1993, a three- judge panel of the United States District Court for the District of Columbia upheld the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court, which vacated the decision in June 1994 and remanded it to the three-judge panel to determine whether the must-carry rules were necessary to preserve the economic health of the broadcasting industry. The three-judge panel found in December 1995 that the must- carry rules were necessary to preserve the economic health of the broadcasting industry, and upheld the must-carry rules. In February 1996, the United States Supreme Court agreed to review the District Court's decision. The must-carry rules will remain in place during the pendency of the proceedings before the United States Supreme Court.

         In June 1995, the United States Court of Appeals for the District of Columbia Circuit determined that the provision of the 1992 Cable Act which allows cable television operators to prohibit indecent or obscene programming on leased access channels and public, educational, and governmental access channels does not violate the First Amendment. The United States Supreme Court granted certiorari and heard oral arguments in February 1996. The Court will issue an opinion by the summer of 1996.

         Telecommunications Act of 1996. On February 8, 1996, the Telecommunications Act of 1996 ("the 1996 Telecom Act") was enacted. Some of the provisions of the 1996 Telecom Act became effective immediately, but other provisions will not take effect until they are implemented by the FCC. This legislation reverses much of the cable rate regulation established by the 1992 Cable Act over a three-year period. The rates for cable programming service ("CPS " or "non-basic") tiers offered by small cable operators in small cable systems are deregulated immediately. The FCC's authority to regulate the CPS tier rates of all other cable operators will expire on March 31, 1999. The legislation also (i) eliminates the uniform rate requirements of the 1992 Cable Act where effective competition exists; (ii) repeals the anti-trafficking provisions of the 1992 Cable Act; (iii) limits the rights of franchising authorities to require certain technology and prohibit or condition the provision of telecommunications services by the cable operator; (iv) requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming or channels primarily dedicated to sexually-oriented programming; (v) allows cable operators to refuse to carry access programs containing "obscenity, indecency or nudity"; (vi) adjusts the pole attachment laws; and (vii) allows cable operators to enter telecommunications markets which historically have been closed to them, while also allowing some telecommunications providers to begin providing competitive cable service in their local service areas.

         Cable programmers have challenged the constitutionality of the provision of the 1996 Telecom Act requiring cable operators to scramble sexually-explicit or indecent adult programming in the United States District Court of the District of Delaware. On March 7, 1996, the Court issued a temporary restraining order against enforcement of the provisions until the challenge can be heard by a three-judge court.

Federal Regulation

         The FCC is the principal federal regulatory agency with jurisdiction over cable television. The FCC has promulgated regulations covering a broad variety of areas, and is required to adopt additional regulations or repeal or modify existing regulations to implement the 1996 Telecom Act. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain federal regulations follows.

         Rate Regulation. Prior to implementation of the 1992 Cable Act, most cable systems were largely free to adjust cable service rates without governmental approval. The 1992 Cable Act authorized rate regulation for certain cable communications services and equipment in communities that are not subject to "effective competition." The 1992 Cable Act requires the FCC to resolve complaints about rates for non-basic cable programming services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic and certain non-basic cable programming services (collectively, the "Regulated Services"). Cable services offered on a per channel or on a per program basis are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the 1996 Telecom Act immediately deregulates the CPS rates of "small cable operators" and will deregulate the CPS rates of all other cable operators by March 31, 1999.

         The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Upon certification, the local community obtains the right to approve basic rates. Certified franchising authorities are also empowered to regulate rates charged for additional outlets and for the installation, lease, and sale of equipment used by customers to receive the basic service tier, such as converter boxes and remote control units. These equipment rates must be based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators may be required to refund overcharges with interest. The 1992 Cable Act permits communities to certify at any time, so it is possible that the Company's franchising authorities may choose in the future to certify to regulate the Company's basic rates. FCC review of CPS rates is triggered by franchising authority complaints filed within 45 days of a rate increase.

         The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to "effective competition." Under the 1992 Cable Act, a system is subject to effective competition where (i) fewer than 30% of the households in the franchise area subscribe to the cable service of a cable system; (ii) the franchise area is served by at least two unaffiliated multichannel video programming distributors ("MVPDs") each of which offers comparable video programming to at least 50% of the households in the franchise area and the number of households subscribing to programming services offered by the MVPDs other than the largest MVPDs exceeds 15% of the households in the franchise area; or (iii) a MVPD operated by the franchising authority offers video programming to at least 50% of the households in the franchise area. The 1996 Telecom Act also provides that effective competition exists if a local exchange carrier provides video programming in the franchise area.

         In implementing the 1992 Cable Act, the FCC adopted a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators with rates above the allowable level under the FCC's benchmark methodology may attempt to justify such rates using a cost-of-service methodology. The FCC has instituted rate relief for small cable operators. Cable operators with fewer than 400,000 nationwide subscribers are eligible to file a streamlined cost-of- service analysis to justify their per-channel rates in those systems serving 15,000 or fewer subscribers. Per-channel rates that fall below a prescribed benchmark are presumed reasonable.

         The 1992 Cable Act also requires cable systems to permit customers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to offer programming in the manner required by the statute is available until a system obtains such capability, but not later than December 2002. Systems facing effective competition are not subject to the tier buy-through prohibition.

         The 1996 Telecom Act deregulates immediately CPS rates for small cable operators that have less than 50,000 subscribers in the franchise area. A "small operator" is an operator that, with its affiliates, serves less than 1% of all subscribers in the United States (about 600,000 subscribers) and is not affiliated with entities with annual aggregate gross revenues of more than $250 million. Rates for basic service continue to be regulated, however, unless the system had a single regulated tier as of December 31, 1994. For all other cable systems, the FCC's rate regulation authority for CPS tiers expires March 31, 1999. Rates for basic tiers will continue to be subject to regulation.

         The 1996 Telecom Act allows cable operators to pass through franchise fees and regulatory fees to subscribers without any prior notice. Notices of other rate changes may be given by any reasonable written means, at the cable operator's "sole discretion." Bulk discounts for multi-dwelling units no longer must meet any uniform rate requirement. A cable operator need not maintain uniform rates throughout a franchise area where there is effective competition. In addition, franchising authorities may not file complaints with the FCC unless they have actually received subscriber complaints.

         Carriage of Broadcast Television Signals. The 1992 Cable Act established new signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993. The next elections will be made in October 1996. Stations are generally considered local to a cable system where the system is located in the station's Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system may change because Arbitron no longer updates ADIs and the 1996 Telecom Act requires the FCC to use commercial publications which delineate markets based on viewing patterns. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. The Company carries some stations pursuant to must-carry and others pursuant to retransmission consent agreements. In some cases, the Company agreed to carry additional services, like FX, pursuant to retransmission consent agreements.

         Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50-mile radius of the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Non-commercial stations are not given the option to negotiate for retransmission consent. All non-commercial stations entitled to carriage were to have been carried by December 1992.

         Nonduplication of Network Programming. Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous network programming of a distant station when the local station also has contracted for such programming on an exclusive basis.

         Deletion of Syndicated Programming. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous syndicated programming of a distant station when the local station also has contracted for such programming on an exclusive basis.

         Registration Procedures and Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

         Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee ("NTSC") video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in the 108-137 MHZ and 225-400 MHZ bands in order to prevent harmful interference with cable system signal leakage.

The 1992 Cable Act requires the FCC to update periodically its technical standards. The 1996 Telecom Act requires that minimal regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The 1996 Telecom Act also prohibits States or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

         Franchise Authority. The 1984 Cable Act affirmed the right of franchising authorities (the cities in which the Company provides cable service) to award one or more franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. The Company's affiliates hold cable franchises in all areas in which they provide service where cable franchises are required. The 1992 Cable Act encouraged competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located multichannel multipoint distribution service ("MMDS") or satellite master antenna television ("SMATV") systems (a prohibition which is limited by the 1996 Telecom Act to cases in which the cable operator is not subject to effective competition).

         The 1996 Telecom Act exempts from franchise requirements those telecommunications services provided by a cable operator or its affiliate. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

         Franchise Fees. Although franchising authorities may impose franchise fees under the 1984 Cable Act, as modified by the 1996 Telecom Act, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. Franchise fees apply only to revenues for cable services. Franchising authorities are permitted to charge a fee for any telecommunications providers' use of public right-of-way "on a competitively neutral and nondiscriminatory basis."

         Franchise Renewal. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchises against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

         The 1992 Cable Act made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

         Channel Set-Asides. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to an FCC-prescribed formula. The 1996 Telecom Act explicitly gives cable operators the right to refuse to carry any public access or leased access program containing "obscenity, indecency, or nudity."

         Ownership. The 1996 Telecom Act eliminates the 1984 Cable Act provisions prohibiting local exchange carriers ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the 1996 Telecom Act, LECs may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. These LECs are relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements.

         The 1996 Telecom Act prohibits a LEC or its affiliate from acquiring more than a 10 percent financial or management interest in any cable operator providing cable service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10 percent financial or management interest in any LEC providing telephone exchange service in its franchise area. A LEC and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small LECs in non-urban areas.

         The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted Grade B contour covers any portion of the community served by the cable system. The 1996 Telecom Act repeals this statutory restriction on broadcast-cable cross-ownership, but does not require the FCC to repeal its cross-ownership rule. Nevertheless, the FCC intends to review this rule by the end of the fourth quarter of 1996. The 1996 Telecom Act also eliminates the FCC's restriction against the ownership or control of both a broadcast network and cable system, but it authorizes the FCC to adopt regulations which will ensure carriage, channel positioning and nondiscriminatory treatment of non-affiliated broadcast stations by cable systems which are owned by a broadcast network.

         The 1992 Cable Act prohibits the common ownership, affiliation, control or interest in cable television systems and MMDS facilities or SMATV systems with overlapping service areas. However, a cable system may acquire a co-located SMATV system if it provides cable service to the SMATV system in accordance with the terms of its cable television franchise. The 1996 Telecom Act provides that these rules shall not apply where the cable operator is subject to effective competition.

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems a single cable operator may own. In general, no cable operator may hold an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests.

         Equal Employment Opportunity. The 1984 Cable Act includes provisions to ensure that minorities and women are provided Equal Employment Opportunities ("EEO") within the cable television industry. The FCC has adopted reporting and certification rules that apply to all cable system operators with more than five full-time employees. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

         Privacy. The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

         Anti-Trafficking. The 1996 Telecom Act repeals most of the anti-trafficking restrictions imposed by the 1992 Cable Act, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The 1992 Cable Act requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

         Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees. Adjustments in copyright royalty rates are now made through an arbitration process supervised by the U.S. Copyright Office.

         Various bills have been introduced in Congress in the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel line-up.

         Copyright music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and cable programming networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their subscribers.

         Regulatory Fees and Other Matters. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1995, cable television systems were required to pay regulatory fees of $0.49 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

         In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new Emergency Alert System. Cable operators must install and activate equipment necessary to implement the new Emergency Broadcast System by July 1, 1997.

         FCC regulations also address the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service standards; home wiring and limitations on advertising contained in nonbroadcast children's programming.

         Telecommunications Regulation. The 1996 Telecom Act has substantially revised communications regulation in the United States. The legislation is intended to allow providers to enter communications markets that have historically been closed to them as a result of legal restrictions, as well as practical and economic considerations. At the same time, implementation of the 1996 Telecom Act may leave incumbent providers in previously closed markets sufficiently free from regulation that they will be able to defend their markets aggressively. The Company is unable to predict the outcome of the proceedings that will implement the legislation.

         For example, the 1996 Telecom Act establishes local exchange competition as a national policy by preempting laws that prohibit competition in the local exchange and by establishing uniform requirements and standards for interconnection, unbundling and resale. These standards will be developed and implemented by the FCC in conjunction with the states in numerous proceedings and through a process of negotiation and arbitration. By establishing national standards for interconnection, unbundling, and resale of competitive local exchange services, the 1996 Telecom Act significantly enhances the Company's opportunity to enter this market.

         At the same time, the Company's ability to compete in offering certain services may be adversely affected, depending on the degree and form of regulatory flexibility ultimately afforded LECs by the FCC and the states, as well as on the pricing scope and applicability of these interconnection requirements. In addition, if the Company offers local exchange services within the meaning of the 1996 Telecom Act, other service providers may take advantage of the interconnection duty to require the Company to use its local exchange facilities to carry their customer traffic.

         The 1996 Telecom Act also opens the way for Bell operating companies ("BOCs") and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the Act, BOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act such services may be offered outside of a BOC's local exchange service states immediately. BOCs may offer interLATA services inside such states (in-region) when the FCC determines either that the BOC is providing access and interconnection to a competent exchange service provider under a state-approved agreement or that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the BOC's general terms for providing such access and interconnection. In either case, the FCC also must conclude that the BOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act. If the Company decides itself to provide interLATA service, it will likely face vigorous competition from BOC entrants, as well as from existing long distance carriers.

         Telecommunications common carriers subject to the jurisdiction of the FCC generally must file tariffs detailing the prices, terms and conditions of services whether the terms offered by the carrier are just, reasonable, and nondiscriminatory. The 1996 Telecom Act provides that the FCC, in response to a petition from a carrier, shall forbear from enforcing regulations, including those requiring tariffs, if the FCC determines that (1) enforcement of the regulations is not necessary to ensure that carriers' terms are reasonable and nondiscriminatory; (2) enforcement of the regulations is not necessary for the protection of consumers; and (3) forbearance from applying the regulations is consistent with the public interest and, in particular, that such forbearance would promote competition. The FCC may take action under these provisions of the Act to reduce or eliminate tariff filing and other requirements. Such actions could free the Company from regulatory burdens, but might also increase the pricing flexibility of its competitors.

         State and Local Regulation. Cable systems are subject to state and local regulation, typically imposed through the franchising process because a cable television system uses local streets and rights-of-way. Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, billing practices, system design and construction, and safety and consumer protection remains with either state or local officials and, in some jurisdictions, with both.

         Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable for noncompliance with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. State and local franchising jurisdiction must be exercised consistently with federal law.

Employees

         At December 31, 1995, the Company had approximately 251 full-time employees and 44 part-time employees, none of whom are subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent. In addition, Galaxy Management employs 26 people who are dedicated primarily to servicing the Company.

Item 2.  Properties.

         The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns most of its service vehicles. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations.

         The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of the Company's systems require maintenance and periodic upgrading to keep pace with technological advances.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings to which either the Company or Galaxy Telecom Capital Corp., its wholly owned subsidiary, is a party or to which any of its properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public trading market for the Company's classes of common equity.

Item 6.  Selected Financial Data.

         The combined statement of operations data for the periods from January 1, 1992 to December 22, 1994 set forth below have been derived from the unaudited financial statements of the cable television systems acquired from Vantage Cable and Vista Communications and the Western Kentucky Region ("Wickliffe") and Cameron, Texas ("Cameron") cable television systems of Galaxy Cablevision, and the cable systems of Chartwell Cable (collectively, the "Initial Systems"). The combined statement of operations data for the period from December 23, 1994 to December 31, 1994 and calendar year 1995, and the balance sheets data as of December 31, 1994 and December 31, 1995 set forth below have been derived from the Company's audited financial statements, and the unaudited financial statements of Cameron and Chartwell Cable. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.

                                                              Initial Systems (Combined)                Company
                                               -------------------------------------------- ---------------------------------
                                                                                Period from Period from
                                                         Year Ended Dec. 31          Jan. 1   Dec. 23                  Year
                                               ---------------------------------    1994 to   1994 to  Historical     Ended
                                                                                    Dec. 22   Dec. 31   pro forma    Dec. 31
                                                  1991        1992        1993        1994      1994      1994(b)      1995
                                               --------    --------    --------    --------   ------    ---------    -------
            (Dollars in thousands)

Statement of Operations Data:
Revenues ...................................   $ 23,181    $ 25,919    $ 27,285    $ 27,117    $ 577    $ 27,694    $ 29,995
Operating Expenses:
  Systems operations .......................      9,868       9,518       9,938      10,338      260      10,599      13,219
  Selling, general & administrative ........      4,578       4,951       4,722       5,272       99       5,335       3,681
  Management fees ..........................      1,099       1,334       1,320       1,316       32       1,523       1,605
  Depreciation & amortization ..............     16,469      16,232      15,681      14,541      214       9,498      10,206
                                               --------    --------    --------    --------    -----    --------    --------
    Total operating expenses ...............     32,014      32,035      31,661      31,467      605      26,955      28,711
                                               --------    --------    --------    --------    -----    --------    --------

Operating income (loss) ....................     (8,833)     (6,116)     (4,376)     (4,350)     (28)        739       1,284
  Interest expense .........................    (14,320)     (8,657)     (6,229)     (6,015)    (153)     (7,697)    (10,442)
  Other income (expense) ...................       (365)     (1,090)         37        (248)       6        (242)        608
                                               --------    --------    --------    --------    -----    --------    --------
Net loss ...................................   $(23,518)   $(15,863)   $ 10,568)   $(10,613)   $(175)   $ (7,200)   $ (8,550)
                                               ========    ========    ========    ========    =====    ========    ========

EBITDA (a) .................................   $  7,636    $ 10,116    $ 11,305    $ 10,191    $ 186    $ 10,237    $ 11,490

Balance Sheet Data (at end of period):
Total assets                                                                                            $102,736    $199,913
Total debt                                                                                                63,650     145,527
Partners' capital                                                                                         35,521      42,171


(a)      EBITDA represents income (loss) before interest expense,  income taxes, depreciation and amortization, and other income
         (expense).  EBITDA is not presented in  accordance  with GAAP and should not be considered an alternative to, or more meaningful than,  operating income or operating cash flows as an indicator of the Company's operating performance.

(b)      Statement of operations data reflect the combined historical  financial data for the Initial Systems adjusted to give historical  pro forma effect to management  fees,  depreciation  and  amortization,  interest expense and debt issue costs that would have been incurred if the acquisitions of the Initial Systems had occurred as of January 1, 1994.

   Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations.

Introduction

         On December 23, 1994, the Company commenced operations. The Company acquired certain cable television systems of Galaxy Cablevision, Vantage Cable, Vista Communications and Chartwell Cable on December 23, 1994, and certain other cable systems of Galaxy Cablevision, L.P. on March 31, 1995, for aggregate consideration of $98.8 million. See "Business -- Background" for a description of the Initial Systems. The following discussion of results of operations for the years ended December 31, 1993 and 1994 is based on the combined historical results of operations for the Initial Systems. The discussion of the results of operations for the years ended December 31, 1994 and December 31, 1995 is based on the combined historical financial data for the Current Systems adjusted to give historical pro forma effect to management fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the Initial Systems had been acquired as of January 1, 1994. The combined results of operations of the Current Systems and the historical pro forma results of operations of the Company do not reflect any changes in the operation or management of the Current Systems that the Company has made or intends to make and are not necessarily indicative of the results of operations that would have been achieved had the Current Systems been owned and operated by the Company during the periods presented.

Results of Operations

Overview

         In each of the past three years, the Initial Systems have generated substantially all of their revenues from monthly customer fees for basic, premium and other services (such as the rental of converters and remote control devices) and from installation charges. Minimal additional revenues were generated from the sale of advertising and from home shopping networks.

         The Current Systems have generated increases in revenues in each of the past three fiscal years. This growth was accomplished primarily through internal subscriber growth. Except for fiscal year 1993 to fiscal year 1994, Total systems operations expenses and selling, general and administrative expenses have increased, but at a lower rate than revenues. Although the Company expects to experience increases in programming expenses for the foreseeable future, the Company believes it will be able, under the FCC's existing cable rate regulations, to increase its rates for cable services to recover increases in the costs of programming to the extent such increases exceed the general rate of inflation. The high level of depreciation and amortization associated with the acquisitions and capital expenditures related to continued construction and upgrading of the Current Systems, together with interest costs related to the Company's and the prior owners' financing activities, have caused the prior owners of the Current Systems and the Company to report net losses. The Company believes that such net losses are common for cable television companies.

     The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis.


                                               Year Ended December 31,
                            --------------------------------------------------------------
                                 1993                  1994(a)                1995                 1994(b)              1995(b)
                            ------------------    ------------------    ------------------    ------------------    ----------------

                                        % of                  % of                  % of                  % of                % of
                            Amount    Revenues    Amount    Revenues    Amount    Revenues    Amount    Revenues    Amount  Revenues
                            ------    --------    ------    --------    ------    --------    ------    --------    ------  --------
Statement of
  Operations Data:
Revenues ..............   $ 27,285      100.0%  $ 27,694      100.0%  $ 29,995      100.0%  $ 55,438      100.0%  $ 57,459   100.0%
Operating Expenses:
  System Operations ...      9,938       36.4%    10,599       38.3%    13,219       44.1%    21,791       39.3%    24,531    42.7%
  Selling, general
     and administrative      4,722       17.3%     5,335       19.3%     3,681       12.3%     9,283       16.7%     7,546    13.1%
  Management fees .....      1,320        4.8%     1,523        5.5%     1,605        5.4%     2,492        4.5%     2,582     4.5%
  Depreciation and
     amortization .....     15,681       57.5%     9,498       34.3%    10,206       33.9%    18,702       33.7%    19,105    33.3%

  Total operating
     expenses .........     31,661      116.0%    26,955       97.3%    28,711       95.7%    52,268       94.2%    53,764    93.6%

Operating income (loss)     (4,376)     (16.0%)      739        2.7%     1,284        4.3%     3,170        5.8%     3,695     6.4%
  Interest expense ....     (6,229)     (22.8%)   (7,697)     (27.8%)  (10,442)     (34.8%)  (18,718)     (33.8%)  (18,813)  (32.7%)
  Other income
     (expense) ........         37        0.1%      (242)      (0.9%)      608        2.0%      (263)      (0.5%)      (10)   00

Net Loss ..............   $(10,568)     (38.7%) $ (7,200)     (26.0%) $ (8,550)     (28.5%) $(15,811)     (28.5%) $(15,128)  (26.3%)

EBITDA ................   $ 11,305       41.4%  $ 10,237       37.0%  $ 11,490       38.3%  $ 21,872       39.5%  $ 22,800    39.7%



(a)      Reflects the combined historical financial data for the Initial Systems adjusted to give historical pro forma effect to management  fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the acquisitions of the Initial Systems had occurred as of January 1, 1994.

(b)      Reflects the combined historical financial data for the Current Systems adjusted to give historical pro forma effect to management  fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the acquisitions of the Current Systems had occurred as of January 1, 1994.


Pro Forma Fiscal 1995 Compared to Pro Forma Fiscal 1994

         Revenues increased 3.6%, or approximately $2.0 million, from fiscal 1994 to fiscal 1995. The increase in revenues resulted primarily from inflationary rate increases in the Friendship systems and a few of the Douglas systems. Rates were also increased in the Initial Systems that requested The Disney Channel be placed on basic service.

         Systems operations expenses increased 12.6%, or approximately $2.7 million, from fiscal 1994 to fiscal 1995. The growth in expenses was due primarily to increases in programming and other subscriber related expenses which typically vary with revenues and the increased number of channels carried. Systems operations expenses, as a percentage of revenues, increased from 39.3% in 1994 to 42.7% in 1995.

         Selling, general and administrative expenses decreased 18.7%, or approximately $1.7 million, from fiscal 1994 to fiscal 1995. Selling general and administrative expenses, as a percentage of revenues, decreased to 13.1% in 1995 from 16.7% in 1994. The decrease was due primarily to reduced administrative costs due to the closing of certain offices in acquired systems and the economies of scale that resulted from folding the acquisitions into existing operating management and facilities.

     Management fees increased 3.6%, or approximately $0.1 million, from fiscal 1994 to fiscal 1995. The increase was proportionate to the increase in revenue.

         Depreciation and amortization expense increased 2.2%, or approximately $0.4 million, from fiscal 1994 to fiscal 1995. Depreciation and amortization decreased from 33.7% of revenues in 1994 to 33.3% of revenues in 1995.

         Interest expense increased 0.5%, or approximately $0.1 million, from fiscal 1994 to fiscal 1995. Interest expense, as a percentage of revenues, decreased from 33.8% in 1994 to 32.7% in 1995 because of lower interest rates for Bank Debt in the last half of 1995.

         Other income (expense) varied by $253,000 between fiscal 1994 and fiscal 1995.

         The prior owners of the Current Systems as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

         Net loss decreased 4.3%, or approximately $0.7 million, from fiscal 1994 to fiscal 1995, primarily as a result of the increases in revenues and changes in expenses as described above. As a percentage of revenues, net loss decreased from 28.5% in 1994 to 26.3% in 1995.

         EBITDA increased 4.2%, or approximately $0.9 million, from fiscal 1994 to fiscal 1995, due primarily to the increase in revenues. As a percentage of revenues, EBITDA increased from 39.5% in 1994 to 39.7% in 1995, primarily as a result of the decrease in selling, general and administrative expense offset by the increase of systems operations expense as a percentage of revenues. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with GAAP and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Company's operating performance.

Fiscal 1995 Compared to Historical Pro Forma Fiscal 1994

         Revenues increased 8.3%, or approximately $2.3 million, from fiscal 1994 to fiscal 1995. Revenues increased primarily due to increased subscribers generated from the Douglas and Friendship acquisitions which closed effective December 1.

         Systems operations expenses increased 24.7%, or approximately $2.6 million, from fiscal 1994 to fiscal 1995. Systems operations expenses, as a percentage of revenues, increased from 38.3% in 1994 to 44.1% in 1995. These increases were due primarily to the increases in programming expenses due to channel additions and increases in net Technical Salaries and benefits due to a smaller percentage of such expenses being capitalized to Drop Installation Costs.

         Selling, general and administrative expenses decreased 31.0%, or approximately $1.7 million, from fiscal 1994 to fiscal 1995. Selling, general and administrative expenses, as a percentage of revenues, decreased from 19.3% in 1994 to 12.3% in 1995. The decreases were due primarily to reduced administrative costs due to the closing of certain offices in acquired systems and the economies of scale that resulted from folding the acquisitions into existing operating management and facilities.

         Management fees increased 5.4%, or approximately $0.1 million, from fiscal 1994 to fiscal 1995. Management fees, as a percentage of revenues, decreased from 5.5% in 1994 to 5.4% in 1995. Management fees are calculated as a percentage of revenue and are proportionate, except that in December, 1995, such fees were adjusted from 5.5% of revenue to 4.5% of revenue.

     Depreciation and amortization expense increased 7.5%, or approximately $0.7 million, from fiscal 1994 to fiscal 1995. As a percentage of revenues, depreciation and amortization decreased from 34.3% in 1994 to 33.9% in 1995. The increase was due primarily to increased depreciation due to Capital Expenditures implemented in 1995, and, to a lesser extent, increased expense due to the amortization of acquired intangible assets.

     Interest expense increased 35.7%, or approximately $2.7 million, from fiscal 1994 to fiscal 1995. As a percentage of revenues, interest expense increased from 27.8% in 1994 to 34.8% in 1995. These increases were incurred primarily because of the Notes issued in September for the acquisition of systems which closed in December, and the approximate two months of interest paid less escrow interest income as compared to the associated Revenue and cash flow of the acquired properties.

         Other income (expense)  increased by approximately  $0.9 million,  from expense of approximately $0.2 million in 1994 to income of approximately $0.6 million in 1995. The change was due primarily to the $0.7 million of interest income related to Note proceeds less repayment of Bank Debt that accrued while funds were in escrow and not immediately being utilized for the closing of the acquired properties.

         The prior owners of the Current Systems and the Company as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

         Net loss increased 18.4%, or approximately $1.3 million, from fiscal 1994 to fiscal 1995, primarily as a result of the increase in interest expense and other income (expense). As a percentage of revenues, net loss increased from 26.0% in 1994 to 28.4% in 1995, primarily as a result of the increase in depreciation and amortization expense during 1995.

         EBITDA increased 12.2%, or approximately $1.3 million, from fiscal 1994 to fiscal 1995, and, as a percentage of revenues, increased from 37.0% to 38.3% over such periods due primarily to increased revenue, with decreases in selling, general and administrative expenses at a greater rate than the increases in systems operations expense. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income
(expense). EBITDA is not presented in accordance with GAAP and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Company's operating performance.

Historical Pro Forma Fiscal 1994 Compared to Fiscal 1993

         Revenues increased 1.5%, or approximately $0.4 million, from fiscal 1993 to fiscal 1994. Revenue growth was negatively affected by rate freezes and other consequences of rate regulation by the FCC. See "Business--Legislation and Regulation". Average basic service subscribers increased from approximately 78,000 during fiscal 1993 to 79,000 during fiscal 1994, and average monthly revenue per basic subscriber increased from $29.14 to $29.23 from 1993 to 1994. Homes passed decreased from 127,114 at December 31, 1993 to 126,733 at December 31, 1994, primarily as a result of the sale of a system in Collins, Mississippi by Vista Communications. However, basic subscribers increased from 77,618 to 80,287 at such dates.

         System operations expenses increased 6.7%, or approximately $0.7 million, from fiscal 1993 to fiscal 1994. Systems operations expenses, as a percentage of revenues, increased from 36.4% in 1993 to 38.3% in 1994. These increases were due primarily to the classification of bad debt expense in the Vista Communications systems totaling approximately $0.3 million as selling, general and administrative expenses in 1993 rather than as systems operations expenses and, to a lesser degree, to acquired Galaxy Cablevision systems bearing proportionally higher expenses as Galaxy Cablevision disposed of certain other cable systems. Bad debt expense decreased approximately $0.1 million in the Vista Communications systems from 1993 to 1994.

         Selling, general and administrative expenses increased 13.0%, or approximately $0.6 million, from fiscal 1993 to fiscal 1994. Selling, general and administrative expenses, as a percentage of revenues, increased from 17.3% in 1993 to 19.3% in 1994. The increases were due primarily to acquired Galaxy Cablevision systems bearing proportionally higher expenses as Galaxy Cablevision disposed of certain other cable systems, and increased insurance premiums and employee severance costs in the Vista Communications systems.

         Management fees increased 15.4%, or approximately $0.2 million, from fiscal 1993 to fiscal 1994. Management fees, as a percentage of revenues, increased from 4.8% in 1993 to 5.5% in 1994. The increases resulted from the historical pro forma application of the Company's 5.5% management fee rate for 1994.

         Depreciation and amortization expense decreased 39.4%, or approximately $6.2 million, from fiscal 1993 to fiscal 1994. As a percentage of revenues, depreciation and amortization decreased from 57.5% in 1993 to 34.3% in 1994. The decreases were due to the historical pro forma application of the Current Systems' depreciation and amortization methods applied to acquired assets valued in accordance with APB No. 16. As a result, depreciation increased approximately $0.4 million, while amortization decreased approximately $5.1 million. The decrease in amortization resulted from a reduction of recorded intangible assets from approximately $40.0 million and approximately $30.4 million in the Vantage Cable systems and Vista Communications systems, respectively, to approximately $38.0 million in the Company.

         Interest expense increased 23.6%, or approximately $1.5 million, from fiscal 1993 to fiscal 1994. As a percentage of revenues, interest expense increased from 22.8% in 1993 to 27.8% in 1994. The increase resulted from the historical pro forma application of the Company's debt structure and related interest rates as if such debt structure were in place as of January 1, 1994. Interest rates were approximately 8.0% and 12.0% in 1993 and 1994, respectively.

       Other income (expense) decreased by approximately $0.3 million, from income of approximately $37,000 in 1993 to expense of approximately $0.2 million in 1994. Other income (expense), as a percentage of revenues, changed from income of 0.1% in 1993 to expense of 0.9% in 1994. The change was due primarily to costs incurred and losses on the sales of systems and assets by Vista Communications totaling approximately $0.3 million partially offset by interest income earned by the Vantage Cable systems totaling approximately $74,000.

         The prior owners of the Current Systems and the Company as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

         Net loss deceased 31.9%, or approximately $3.4 million, from fiscal 1993 to fiscal 1994, primarily as a result of the decrease in depreciation and amortization, offset in part by the increase in interest expense and other income (expense). As a percentage of revenues, net loss decreased from 38.7% in 1993 to 26.0% in 1994, primarily as a result of the decrease in depreciation and amortization expense during 1994.

         EBITDA decreased 9.4%, or approximately $1.1 million, from fiscal 1993 to fiscal 1994, and, as a percentage of revenues, decreased from 41.4% to 37.0% over such periods due primarily to the increases in systems operations expenses and selling, general and administrative expenses. EBITDA represents income
(loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with GAAP and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Company's operating performance.

Liquidity and Capital Resources

         The cable television business requires substantial financing for construction, expansion and maintenance of plant. In addition, the Company intends to continue pursuit of a business strategy which includes selective acquisitions. Since December of 1994 the Company received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior managers. The Company also received equity from Vantage Cable totaling approximately $6.4 million. The Company had an aggregate of approximately $146 million of indebtedness as of December 31, 1995, representing $120 million of senior subordinated notes, approximately $8.5 million related to the term loan and $17.5 million drawn under the Company's revolving line of credit. See "Description of Other Indebtedness -- Existing Loan Agreement". This debt and equity financing was utilized principally in the December 1994 acquisitions of the Initial Systems, and the December, 1995 acquisitions of the remaining systems that now make up the Current Systems. The Company's cash flows provided by operating activities totaling approximately $7.6 million for the twelve months of 1995 have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements with the exception of the acquisition of the Cameron, Phoenix, Douglas, Buford, and Vista systems completed in 1995, totaling approximately $93.1 million, which was funded principally through borrowings under the Revolver and the Notes.

Capital Expenditures

         During the twelve months of 1995, the Company's capital expenditures (exclusive of system acquisitions) were approximately $5.195 million. These expenditures were primarily for new vehicles and OmniTRACS units in such vehicles, office expansions, expansion and replacement of headend buildings and rewires of associated electronic equipment, drop installation, converters, traps and other drop related items, and routine maintenance and replacement of the cable plant. Exclusive of the completion of the Pending Acquisitions, the Company expects capital expenditures over the next two years to total approximately $25.5 million, of which approximately $5.0 million per year represents anticipated maintenance capital expenditures. The remaining capital expenditures will consist primarily of installation of fiber optic cable and microwave links which will allow for the reduction in the number of headends by more than 100 through headend consolidation. These expenditures also include expansion and replacement of headend buildings, rewires of associated electronic equipment, new vehicles, test equipment, computer equipment and continued installation of OmniTRACS units. The remaining capital items include the expenses and capital expenditures required to add new subscribers and the expansion and upgrade of the cable television facilities. The Company expects to finance the anticipated capital expenditures described above with cash flows generated from operations, and borrowings under the Revolving Credit Facility.

The Revolving Credit Facility and Term Loan

         Pursuant to the Loan Agreement, the Lenders have provided the Company with an $8.0 million term loan. The Term Loan accrues interest at 15% with current payments of the interest of 325 basis points over the costs of funds (LIBOR). The interest accrued in excess of interest paid currently is deferred and due at maturity of the loan. It is anticipated that the Term Loan will be retired out of the proceeds of the Revolver or simply converted to the same basis as the Revolver. The Loan Agreement was amended in September, 1995 to a Revolving Credit Facility under which the Company may make revolving borrowings of up to $58.5 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. Outstanding balances on December 31, 1997 will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility will require the Company to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may significantly limit the Company's ability to borrow under the Revolving Credit Facility. See "Description of Other Indebtedness -- Revolving Credit Facility".

         The Company presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay Loan B and acquire additional cable systems, including but not limited to the Pending Systems, and for general corporate purposes. The Company expects that it will be able to meet its debt service, working capital and capital expenditure requirements through its operating cash flows and borrowings under the Revolving Credit Facility.

Senior Subordinated Notes

         Pursuant to an indenture dated September 28, 1995 (the "Indenture") between the Company and Capital Corp., and the Boatmen's Trust Company as trustee, the Company issued $120.0 million aggregate principal amount of senior subordinated obligations (the "Notes") maturing in October 2005. The Notes bear an interest rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

         The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Term Loan Agreement. The Notes will rank pari passu with all other senior subordinated indebtedness of the Company, if any, and is senior to all subordinated debt of the Company.

         The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements.

Item 8.  Financial Statements and Supplementary Data

GALAXY TELECOM, L.P. AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
                                                                        Page
                                                                      --------

Consolidated Financial Statements:

 Report of Independent Accountants ...............................       F-2

 Consolidated Balance Sheets as of December 31, 1995 and 1994 ....       F-3

 Consolidated  Statements of Operations for the Year Ended
   December 31, 1995 and for the Period From December 23, 1994
    (Inception) to December 31, 1994 .............................       F-4

 Consolidated Statements of Changes in Partners' Capital
   for the Year Ended December 31, 1995 and for the Period
   From December 23, 1994 (Inception) to December 31, 1994 .......       F-5

 Consolidated  Statements of Cash Flows for the Year Ended
   December 31, 1995 and for the Period From December 23,
   1994 (Inception) to December 31, 1994 .........................       F-6

 Notes to Consolidated Financial Statements ......................   F-7 to F-23

 Financial Statement Schedule:

 Report of Independent Accountants ...............................       S-1

 Schedule II - Valuation and Qualifying Accounts .................       S-2

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

Report of Independent Accountants

To the Partners
Galaxy Telecom, L.P.

We have audited the accompanying consolidated balance sheets of Galaxy Telecom, L.P. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 1995 and for the period from December 23, 1994 ("inception") to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galaxy Telecom, L.P. and Subsidiary as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the year ended December 31, 1995 and for the period from inception to December 31, 1994 in conformity with generally accepted accounting principles.







                                                        COOPERS & LYBRAND L.L.P.





Austin, Texas
March 28, 1996

                      GALAXY TELECOM, L.P. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                   ----------------------------
ASSETS                                                  1995             1994
                                                   ------------    ------------

Cash and cash equivalents                          $  3,430,835     $ 2,890,410
Subscriber receivables, net of
   allowance for doubtful accounts of
   $834,425 and $320,605, respectively                3,512,141       1,383,801
Systems and equipment, net                          126,312,055      59,392,047
Intangible assets, net                               65,047,002      38,500,140
Prepaids and other                                    1,611,158         569,479
                                                   ------------    ------------
   Total assets                                    $199,913,191    $102,735,877
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses              $  9,569,072    $  2,247,337
Subscriber deposits and deferred revenue              2,646,413       1,318,022
Long-term debt                                      145,526,955      63,650,000
                                                   ------------    ------------
             Total liabilities                      157,742,440      67,215,359
                                                   ------------    ------------
Commitments and contingencies

Partners' capital:
    General partners                                 35,169,751      28,719,518
    Limited partners                                  7,001,000       6,801,000
                                                   ------------     -----------
      Total partners' capital                        42,170,751      35,520,518
                                                     ----------      ----------

     Total liabilities and partners' capital       $199,913,191    $102,735,877
                                                   ============    ============



     The accompanying notes are an integral part of the consolidated financial statements.

                      GALAXY TELECOM, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  December 23,
                                                       Year     1994 (Inception)
                                                      Ended              To
                                                  December 31,      December 31,
                                                       1995             1994
                                                   ------------     -----------

Revenues                                           $ 29,995,187     $   576,922
                                                   ------------     -----------
Operating expenses:
   Systems operations                                13,219,170         260,352
   Selling, general and administrative                3,680,945          98,517
   Management fee to affiliate                        1,605,404          31,731
    Depreciation and amortization                    10,205,635         214,139
                                                   ------------     -----------

         Total operating expenses                    28,711,154         604,739

Operating income (loss)                               1,284,033         (27,817)
Interest expense                                    (10,442,205)       (153,425)
Interest income and other                               608,405           5,931
                                                   ------------     -----------
           Net loss                                $ (8,549,767)    $  (175,311)
                                                   ============     ===========



     The accompanying notes are an integral part of the consolidated financial statements.

                      GALAXY TELECOM, L.P. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                       Limited Partners
                               General           ---------------------------------------------------------------
                              Partners         Class B         Class C        Class D        Class E          Total           Total
                          ------------    ------------    ------------   ------------   ------------   ------------    ------------

Contributions              $ 29,625,000    $      1,000    $    416,000   $  6,384,000                 $  6,801,000    $ 36,426,000

Syndication and trans-
action costs                   (730,171)                                                                                   (730,171)


Net loss for period            (175,311)                                                                                   (175,311)
                           ------------    ------------    ------------   ------------   ------------   ------------   ------------

Balance, December 31,
   1994                      28,719,518           1,000         416,000      6,384,000                     6,801,000     35,520,518

Contributions                15,000,000    $                                                 200,000         200,000     15,200,000

Net loss for year            (8,549,767)                                                                                 (8,549,767)
                           ------------    ------------    ------------   ------------   ------------   ------------   ------------
Balance, December 31,
   1995                    $ 35,169,751    $      1,000    $    416,000   $  6,384,000   $   200,000    $  7,001,000   $ 42,170,751
                           ============    ============    ============   ============   ============   ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

                      GALAXY TELECOM, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          December 23,
                                                              Year      1994 (Inception)
                                                             Ended              To
                                                          December 31,      December 31,
                                                              1995             1994
                                                          ------------     ------------
Cash flows from operating activities:
  Net loss                                               $  (8,549,767)   $    (175,311)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                         10,205,635          214,139
      Amortization of debt issue costs                         801,058
        Financeable interest                                   446,046
        Provision for doubtful accounts
          receivable                                           383,547            8,219
        Loss on disposal of equipment                           72,587
        Changes in assets and liabilities:
          Subscriber receivables                            (2,023,046)        (499,816)
          Prepaids and other                                  (258,916)        (236,482)
          Accounts payable and accrued expenses              5,241,429          553,509
          Subscriber deposits and deferred revenues          1,328,391          211,478
                                                         -------------    -------------
             Net cash provided by operating activities       7,646,964           75,736
                                                         -------------    -------------

Cash flows from investing activities:
   Acquisition of cable systems                            (95,614,673)     (86,980,136)
   Proceeds from sale of cable systems                       2,101,345
   Capital expenditures                                     (4,815,014)
   Other intangible assets                                    (164,248)
                                                         -------------    -------------
             Net cash used in investing activities         (98,492,590)     (86,980,136)
                                                         -------------    -------------

Cash flows from financing activities:
   Borrowings under term debt and revolver                  20,984,943       63,650,000
   Payments on term debt and other                         (59,129,728)
   Proceeds from bond issue                                119,400,000
   Payment of debt issue costs                              (4,869,164)      (2,831,314)
   Partner contributions                                    15,000,000       28,976,124
                                                         -------------    -------------

            Net cash provided by financing activities       91,386,051       89,794,810
                                                         -------------    -------------

Net increase in cash                                           540,425        2,890,410
Cash and cash equivalents, beginning of period               2,890,410

Cash and cash equivalents, end of period                 $   3,430,835    $   2,890,410
                                                         -------------    -------------


     The accompanying notes are an integral part of the consolidated financial statements

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization:

Galaxy Telecom, L.P. (the "Partnership"), a Delaware limited partnership, was formed in December 1994 to acquire, develop, hold, improve, construct, manage, operate and use cable television systems and related businesses. The Partnership commenced operations on December 23, 1994 ("inception") with the initial funding of term debt, partners contributions and acquisition of certain cable television systems.

   Principles of Consolidation

The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its wholly-owned subsidiary, Galaxy Telecom Capital Corp. ("Capital Corp."). All intercompany transactions have been eliminated in consolidation. Capital Corp. was formed in July 1995 and maintains a capitalization of $1,000 for the purpose of co-issuing with the Partnership the Senior Subordinated Notes. Capital Corp. does not and is not expected to have operations other than that which is related to its purpose as co-issuer.

   Partners

General Partners include Galaxy Telecom Investments, L.L.C. and Galaxy Telecom, Inc. with 99% and 1% interests, respectively. Limited Partners include Galaxy Telecom Investments, L.L.C., Galaxy Telecom, Inc., and Vantage Cable Associates, L.P. as Class B, C and D Limited Partners, respectively. A Class E Limited Partner interest was issued upon closing of the Partnership's Cameron, Texas cable television system acquisition in March 1995. Class C, D and E Limited Partnership interests are subject to reductions resulting from potential set-off adjustments to the respective cable television system acquisitions.

   Priority Returns

The partnership agreement establishes priority returns for the General and certain Limited Partners compounded annually on the respective partner's unreturned contributions. Limited Partner priority returns range from 9% to 10% through 1999 with General Partner priority returns of up to 35%. The aggregate priority return totaled approximately $11,696,000 and $235,000 at December 31, 1995 and 1994, respectively.

   Distributions

First, to Class C, D and E Limited Partners in proportion to their respective capital contributions to the extent of such capital contributions and priority returns.

Second, to General and Class B Limited Partners in proportion to their respective capital contributions to the extent of such capital contributions.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

1. Organization, continued:

   Distributions, continued

Third, to General Partners in proportion to their percentage interest to the extent all distributions to the General Partners equal the first priority return.

Fourth, 94.05% to General Partners in proportion to their percentage interest and 5.95% to Class B Limited Partner to the extent all distributions to the General Partners equal to the second priority return.

Thereafter, 88.10% to the General Partners in proportion to their percentage interest and 11.90% to the Class B Limited Partner.

Distributions are restricted by the Senior Subordinated Notes and the Revolving Credit Facility and Term Loan agreement to those amounts which are necessary for the partners' federal and state income taxes and certain fees.

   Allocations

Partnership losses are allocated to the General Partners in proportion to their percentage interest, while Partnership profits are allocated to the General Partners and the Class B Limited Partner in the same manner as the third, fourth and subsequent distributions. Income is allocated to the Class C, D and E Limited Partners to the extent of priority return distributions to such partners.



2. Summary of Significant Accounting Policies:

   Cash Equivalents

Cash equivalents include highly liquid investments purchased with a remaining or original maturity of three months or less. At December 31, 1995 and 1994, cash equivalents totaling $1,038,000 and $2,500,000, respectively consisted primarily of money market account balances, reported at cost which approximates fair market value.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

2. Summary of Significant Accounting Policies, continued:

   Concentrations of Credit Risk

Financial instruments which potentially subject the Partnership to concentration of credit risk are cash, cash equivalents and subscriber and other receivables. The Partnership invests excess cash in short-term liquid money instruments issued by significant financial institutions. Cash and cash equivalents balances in excess of FDIC coverage totaled $3.3 million at December 31, 1995. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by geographical dispersion through approximately 586 individual cable television systems ranging in size from approximately 10 subscribers to approximately 2,800 subscribers located in sixteen midwest and southern states, and the large number of customers with individually small balances on short payment terms. Other receivables consist primarily of amounts due from cable system sellers for working capital adjustments and operational allocations to affiliates.

   Fair Value of Financial Instruments

The Partnership's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, subscriber receivables, accounts payable and long-term debt, and are accounted for on a historical cost basis, which, due to the nature of these financial instruments, approximates fair value at December 31, 1995. The fixed rate senior subordinated note is valued using closing bid price market quotes.

   Revenue Recognition

Revenues from subscribers are recognized in the month that service is provided. Installation fees are recognized as revenue upon origination of service to subscribers to the extent of direct selling costs incurred, with excess installation fees, if any, recognized over the estimated average period that subscribers are expected to remain connected to the system.

   Marketing Costs

Marketing costs are charged to operations in the period incurred totaling approximately $569,000 for the year ended December 31, 1995 and approximately $0 for the period from inception to December 31, 1994.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

2. Summary of Significant Accounting Policies, continued:

   Federal Income Taxes

The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the individual partners as specified in the partnership agreement.

The differences between the results of operations presented in these financial statements and taxable loss for Federal income tax reporting purposes result primarily from the use of accelerated methods for computing tax depreciation.

   Systems and Equipment

Systems and equipment obtained through the acquisition of cable television systems is recorded at estimated fair value while other additions are recorded at cost including amounts for material and labor. Direct costs, including labor, associated with installations in homes not previously served by cable television are capitalized as subscriber drops. Expenditures for maintenance and repairs are charged to income as incurred and equipment replacements and betterments are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is credited or charged to income.

   Goodwill

The Partnership reviews goodwill for impairment from time to time, measuring impairment based upon expected future undiscounted cash flows from operations.

   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   New Accounting Standards

In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets and certain identifiable intangibles to be disposed of. Statement 121 has an effective date of January 1, 1996. The Partnership does not expect application of Statement 121 to have a significant impact upon the Partnership's financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. Acquisition of Cable Television Systems:

Upon inception, the Partnership acquired certain cable television systems, recorded under the purchase method of accounting in accordance with APB Opinion 16, as follows:

                                      Vantage           Vista                             Chartwell
                                       Cable        Communications        Galaxy           Cable of
                                     Associates,       Limited           Cablevision       Colorado,
                                         L.P.        Partnership III        L.P.              Inc.         Unallocated        Total
                                         ----        ---------------       ----              ----         -----------         -----

Purchase price                         $38,400,000      $36,650,000      $18,437,500      $741,000                       $94,228,500

Acquisition expenses
  incurred by:
    The Partnership                                         500,000                                         368,590          868,590
    Management Company                                                                                      200,000          200,000
                                       -----------      -----------      -----------      --------      -----------      -----------

     Total                             $38,400,000      $37,150,000      $18,437,500      $741,000      $   568,590      $95,297,090
                                       ===========      ===========      ===========      ========      ===========      ===========


GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.    Acquisition of Cable Television Systems, continued:

Purchase consideration consisted of the following:

                                                 Vantage           Vista                       Chartwell
                                                  Cable        Communications    Galaxy        Cable of
                                               Associates,         Limited     Cablevision     Colorado,Inc
                                                  L.P.        Partnership III      L.P.           Inc.       Unallocated     Total
                                               -----------     -----------     -----------     --------       --------     --------

Cash To Seller Paid By:
  The Partnership                              $32,012,304     $33,539,332     $18,237,500     $691,000                  $84,480,136
  Other                                                            250,000         200,000                                   450,000

Cash To Escrow                                                   2,000,000                       50,000                    2,050,000

Issuance Of Limited Partner
       Interest                                  6,384,000                                                                 6,384,000

Notes Payable By General
     Partner                                                       416,000                                                   416,000

Cash For Acquisition Expenses
           Paid Or Accrued By:
  The Partnership                                                  500,000                                   568,590         868,590
  Other                                                                                                      200,000         200,000

Net Liabilities And Deferred
         Charges Assumed                             3,696         444,668                                                   448,364
                                               -----------     -----------     -----------     --------     --------     -----------

   Total                                       $38,400,000     $37,150,000     $18,437,500     $741,000     $568,590     $95,297,090
                                               ===========     ===========     ===========     ========     ========     ===========

The aggregate purchase price is allocated as follows:

Systems and equipment                                                $59,539,094
Intangible assets                                                     35,612,643
Other assets and liabilities                                             145,353
                                                                     -----------
                                                                     $95,297,090
                                                                     ===========

The $2 million Vista acquisition escrow is to provide the Partnership security against undisclosed liabilities until the seller provides mutually acceptable guarantees. The escrow is scheduled to be released to the seller in $1 million increments at 18 and 36 months following acquisition. Also, under both the Vista and Vantage acquisition agreements, seller indemnification of Partnership liabilities incurred from the respective cable television systems, if any, is limited to that which exceeds $100,000.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Acquisition of Cable Television Systems, continued:

In December 1995, except for the Cameron systems which were acquired in March 1995, the Partnership acquired certain cable television systems, recorded under the purchase method of accounting in accordance with APB Opinion 16, as follows:

                                                      Douglas         Vista
                                       Cameron   Communications   Narragansett    Vista I      Friendship     Phoenix        Total
                                      ----------   ------------   ------------   ----------    ----------   ----------   ----------

Purchase price                        $3,550,000  $46,338,560    $ 16,400,000   $7,610,000    $20,898,000  $ 550,225   $95,346,785

Resale of Vista
Narragansett
systems                                                            (2,685,150)                                          (2,685,150)

Acquisition expenses                                  514,081         121,019      127,283        202,023       3,068      967,474
                                      ----------   ----------   --------------   ----------    ----------   ----------   ----------
Total                                 $3,550,000  $46,852,641   $  13,835,869   $7,737,283    $21,100,023  $  553,293  $93,629,109
                                      ==========   ==========   ==============   ==========    ==========   ==========  ===========




Purchase consideration consisted of the following:

                                                      Douglas         Vista
                                       Cameron    Communications   Narragansett    Vista I     Friendship     Phoenix        Total
                                     ----------   --------------  -----------    ----------   -----------   --------    -----------
Cash to seller paid by
   the Partnership                    $3,350,000  $  45,837,979   $16,057,020    $7,295,174   $20,874,519    $534,732   $93,949,424
Cash to escrow      .                                                 300,000       380,000       100,000                   780,000
Due to escrow                                                         100,000                                               100,000
Notes payable by
  Limited Partner                        200,000                                                                            200,000
Cash for acquisition
  expenses paid or
  accrued by the
  Partnership                                           514,081       121,019       127,283       202,023      3,068        967,474
Cash proceeds from
  resale of Vista
  Narragansett
  systems                                                          (2,101,345)                                           (2,101,345)
Receivable from
  resale of Vista
  Narragansett
  systems                                                            (594,000)                                             (594,000)
Net (assets) liabilities
  assumed                                               500,581       (46,825)      (65,174)      (76,519)    15,493        327,556
                                     ----------    -------------  -----------    ----------   -----------   --------    -----------
    Total                            $3,550,000    $ 46,852,641   $13,835,869    $7,737,283   $21,100,023   $553,293    $93,629,109
                                     ==========    =============  ===========    ==========   ===========   ========    ===========


GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.  Acquisition of Cable Television Systems, continued:

The aggregate purchase price is allocated as follows:

Systems and equipment                                             $69,539,127
Intangible assets                                                  24,089,982
                                                                  -----------
                                                                  $93,629,109
                                                                  ===========

The operating results for each acquired cable television system are included in net loss from the date of acquisition. The following unaudited pro forma results of operations for the years ended December 31, 1995 and 1994 presents all acquisitions as if they had occurred on January 1, 1994. The pro forma results give effect to a decrease in depreciation and amortization, increase in interest expense, and decrease in management fees.

Unaudited Pro Forma Results of Operations

                                                   December 31,     December 31,
                                                       1995             1994
                                                   ------------     -----------

Revenues                                            $57,459,000      $55,438,000
Net loss                                            $15,128,000      $15,811,000



The above pro forma statements do not purport to be indicative of the financial results which actually would have occurred had the acquisitions been made on January 1, 1994 or subsequent to that date.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

4. Systems and Equipment:

Systems and equipment consist of the following:

                                                             December 31,
                                                      ----------------------
                            Method      Term             1995            1994
                          ---------     ------     ------------    ------------
Cable Television
Distribution Systems:
  Head-end              Straight-line   7 years   $  28,212,203    $ 11,598,906
  Distribution plant    Straight-line  12 years      81,553,565      37,242,888
  Subscriber drops      Straight-line   5 years      19,172,625       8,868,800
  Inventories                    --        --           943,825         800,000
                                                  -------------    ------------
                                                    129,882,218      58,510,594

Other:
  Vehicles              Straight-line   5 years       1,956,175         573,000
  Buildings             Straight-line   5 years         954,282         300,000
  Furniture, fixtures
    and equipment       Straight-line   5 years       1,348,301         110,500
  Land                           --        --            95,000          45,000
                                                  -------------    ------------
                                                    134,235,976      59,539,094
                                                  -------------    ------------
      Accumulated depreciation                       (7,923,921)       (147,047)

      Systems and equipment, net                  $ 126,312,055    $ 59,392,047
                                                  =============    ============

GALAXY TELECOM, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

5. Intangible Assets:

Intangible assets consist of the following:
                                                   December 31,    December 31,
                            Method        Term         1995            1994
                        -------------   --------   ------------    ------------

Goodwill, franchise
  costs and
  subscriber lists      Straight-line   15 years   $ 59,814,225    $ 35,612,643

Debt issued costs:
  Systems:
  Senior Subor-
     dinated Notes      Straight-line   10 years      5,150,409
  Revolver and
     Term Loan          Straight-line   8 years       2,518,955       2,230,413
  Interest-rate
    cap and other       Straight-line   2 years         746,814         678,314

Organization costs:
  Inventories           Straight-line   15 years         98,510          45,862
                                                   ------------    ------------
                                                     68,328,913      38,567,232

Accumulated amortization                             (3,281,911)        (67,092)
                                                   ------------    ------------
Intangible assets, net                             $ 65,047,002    $ 38,500,140
                                                   ============    ============


6. Long-Term Debt:

Outstanding long-term debt is as follows:


                                      Available     December 31,    December 31,
                                     Borrowings             1995            1994
                                  -------------    -------------   -------------



Revolving Credit Facility         $  58,500,000    $  17,500,000   $  55,650,000
Term Loan                             8,000,000        8,000,000       8,000,000
  Financeable interest                                   446,046
Senior Subordinated Notes           120,000,000      120,000,000
  Unamortized discount                                  (585,000)
Other                                                    165,909
                                  -------------    -------------   -------------
         Total                    $ 186,500,000    $ 145,526,955   $  63,650,000
                                  =============    =============   =============

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

6. Long-Term Debt, continued:
   Senior Subordinated Notes

Pursuant to an indenture dated September 28, 1995 (the "Indenture") between the Partnership and Capital Corp., (together, the "Issuers"), and the Boatmen's Trust Company as trustee (the "Trustee"), the Partnership issued $120.0 million aggregate principal amount of senior subordinated obligations (the "Notes") maturing in October 2005. The Notes bear interest rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

Pursuant to a pledge agreement, $48.2 million of the proceeds from the sale of the Notes were deposited with the Trustee. All amounts so deposited were held by the Trustee pursuant to the pledge agreement as collateral on the Notes until such time as they were released concurrently with the consummation of certain acquisitions. As of December 31, 1995, the required acquisitions were consummated, and as such, no funds remain on deposit with the Trustee. Interest earned on such amounts deposited totaling $438,190 is restricted for payment of interest due on the Notes.

There are no mandatory sinking fund requirements for the Notes. However, the Partnership may be obligated, under certain circumstances, to (a) redeem a portion of the Notes on April 30, 1996 with funds held by the Trustee, if any, pursuant to the pledge agreement, (b) make an offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued interest upon a change of control, as defined, and (c) make an offer to purchase Notes with a portion of the net cash proceeds of assets sales, as defined. To the extent that the principal amount is not reduced to less than $78 million, the Partnership may redeem up to a maximum of 35% of the principal amount at redemption price of 112.375% prior to October 1998 in the event of public equity offerings or strategic equity investments of at least $25 million, as defined. Subsequent to September 2000, the Notes are subject to optional redemption in whole or in part at annually decreasing redemption prices ranging from 106.15% in 2000 to 100% in 2003 and thereafter. Subject to certain conditions, the Partnership may at any time defease the Notes.

The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Term Loan Agreement and all other future senior indebtedness, as defined, of the Partnership. The Notes will rank pari passu with all other senior subordinated indebtedness of the Partnership, if any, and is senior to all subordinated debt of the Partnership.

The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements. The Indenture requires certain equity contributions ranging from $5 million to $15 million based upon the consummation of certain cable television system acquisitions. General partner contributions totaling $15 million in December 1995 were received accordingly.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

6. Long-Term Debt, continued:
   Revolving Credit Facility

Effective September 28, 1995, Loan A of the Term Debt (the Loan Agreement) was amended into a Revolving Credit Facility under which the Partnership may borrow up to $58.5 million until December 1997 when the outstanding balance converts to a term loan payable in quarterly installments escalating annually from 6% to 30% of the converted balance through December 2002. The Revolving Credit Facility is senior to all other indebtedness of the Partnership.

The  Revolving  Credit  Facility  bears  interest at prime (8.5% at December 31,
1995) plus 1.75% payable quarterly, subject to reductions of up to .75% upon achievement of certain financial tests. At the Partnership's option, all or a specified portion of the Revolving Credit Facility may be converted to an adjusted LIBOR rate also subject to reductions of up to .75% upon achievement of certain financial tests. At December 31, 1995, none of the Revolving Credit Facility had been converted to an adjusted LIBOR rate. The Partnership is required to pay a .50% per annum commitment fee on the unfunded portion of the Revolving Credit Facility.

   Term Loan

In conjunction with the amendment of the Loan Agreement discussed above, Term Loan B was amended into the Term Loan. Amounts outstanding under the Term Loan are due in two installments with $4 million due in March 2003, and the remainder due in June 2003. Voluntary or mandatory prepayment of the Term Loan prior to December 31, 1996 is subject to liquidated damages.

The Term Loan bears interest on the same terms as the Revolving Credit Facility. At December 31, 1995, the Term Loan had been converted to an adjusted LIBOR rate of approximately 9.18%. In addition to the stated interest, the Term Loan bears additional interest such that its aggregate interest rate is 15%. This additional interest is financeable as additional principal under the Term Loan. At December 31, 1995, approximately $446,000 of this additional financeable interest is included in the Term Loan.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

6. Long-Term Debt, continued:

While the Partnership may elect to reduce amounts due under the Revolving Credit Facility through payments of not less than $100,000, a mandatory prepayment is required annually before each May 1 beginning in 1998, equal to 70% of the Partnership's prior year ended December 31 excess cash flow (defined as net income before interest, depreciation and amortization, management fees and other non-cash expenses, if any, reduced by required and voluntary debt service payments, capital expenditures excluding that relating to capital leases and purchase money debt, and permitted restricted payments, including distributions to partners, during the period). Mandatory prepayments which would reduce the Partnership's cash balance below $250,000 may be deferred, bearing annualized interest at 3.75% above the prime rate, payable monthly thereafter to the extent available cash exceeds $250,000. Additionally, mandatory prepayments are required in the event of asset sales with net proceeds exceeding $5 million, asset sales when such net sales proceeds are less than $5 million to the extent such proceeds are not reinvested in permitted cable systems within eight months or are not comprised of at least 95% cash, and to the extent of insurance proceeds if the total exceeds $500,000. All such mandatory prepayments are applied in the inverse order of maturity, first to the Revolving Credit Facility, permanently reducing the availability thereunder if before conversion to term debt, with the excess, if any, to the Term Loan.

The Revolving Credit Facility and Term Loan Agreement sets forth certain financial covenants including a maximum total leverage ratio (total debt to operating cash flow as defined), a maximum senior debt leverage ratio, a maximum senior debt to basic subscriber ratio, minimum interest coverage, debt service coverage and fixed charge coverage ratios. Borrowings under the Revolving Credit Facility to finance acquisitions are limited by the Partnership's incurrance ratio (total debt to pro forma annualized operating cash flow, as defined).

The Revolving Credit Facility and Term Loan Agreement are collateralized by the Partnership's assets. In the event of default, the lenders have the right to offset deposits against the balance due.

In December 1994, the Partnership entered into an interest rate protection agreement as required by the Loan Agreement, whereby the LIBOR base rate applicable to a notional amount totaling $40,020,000 is capped at 7.50% for a two year period ending December 1996. The Revolving Credit Facility and Term Loan Agreement is subject to this rate protection agreement.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

6. Long-Term Debt, continued:

   Five Year Maturities

The required principal payments on the Company's long-term debt at December 31, 1995, assuming no additional borrowings, is as follows:

          1996                              $    129,000
          1997                                    30,909
          1998                                 1,056,000
          1999                                 2,800,000
          2000                                 3,850,000
    Thereafter                               138,246,046
                                            ------------
                                            $146,111,955
                                            ============

7. Supplemental Disclosure of Cash Flow Information:

No interest payments were made in the period from inception to December 31, 1994. Interest payments for the year ended December 31, 1995 approximated $4.9 million.

Noncash transactions for the year ended December 31, 1995 were as follows:

   Issuance of $200,000 Class E limited partner interest in acquisition of cable system.

   Capital expenditures of approximately $415,327 included in accounts payable.

   Financeable interest payable totaling $446,046, added to the principal of the Term Loan.

   Receivable from purchaser of resold Vista Narragansett systems totaling $594,000.

   Original issue discount on Senior Subordinated Notes of $600,000.

   Accrued cable systems acquisition costs $82,225.

   Revolving Credit Facility issuance, and Senior Subordinated Note issuance costs totaling $720,512.

   Acquisition of vehicles through issuance of capital leases payable totaling $160,694.

Noncash transactions for the period ended December 31, 1994 were as follows:

   Cable systems acquisition price and related costs paid by a general partner on behalf of the Partnership totaling $650,000 as a component of the general partner's contribution.

   Issuance of $6,384,000 Class D limited partner interest to seller of an acquired cable system.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Supplemental Disclosure of Cash Flow Information, continued:

   Note payable totaling $416,000 issued by a general partner on behalf of the Partnership in purchasing a cable system, in exchange for Class C limited partner interests.

   Accrued general partner syndication transaction fees totaling $730,171 borne by the Partnership.

   Accrued cable systems acquisition, term debt issuance and organization costs totaling $466,865.

8. Commitments and Contingencies:

   Management Fee to Affiliate

The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. In addition to reimbursing expenses, the Partnership pays a management fee monthly, in arrears based upon 5.5% of gross revenues as defined in the management agreement through November 1995, whereupon systems acquisitions trigger a reduction in the fee to 4.5% of gross revenues. Management fees and reimbursed expenses approximated $1,888,000 and $39,000 for the year ended December 31, 1995 and for the period from inception to December 31, 1994, respectively. The management fee rate is subject to further pro rata reductions to a minimum of 3.5% in the event the management company acquires or controls other entertainment or telecommunications assets. The management agreement's initial term through December 31, 1999 may be extended annually thereafter and is subject to early termination upon the Partnership's sale or disposition of the acquired cable television systems. Partnership obligations under the management agreement are subordinate to the Partnership's long-term debt. The management fee payable at December 31, 1995 was $116,000. The Partnership also provides and receives certain operational services from affiliates of a general partner. Included in prepaids and other are advances to such affiliates approximating $475,000 and $313,000 as of December 31, 1995 and 1994, respectively, of which approximately $216,000 and $188,000 as of December 31, 1995 and 1994, respectively represent advances to Galaxy Systems Management, Inc.

  Leases

The Partnership is obligated under certain operating leases for head-end and transmission facility real estate as well as administrative facilities. Rent expense incurred in conjunction with these leases approximated $100,000 and $3,700 for the year ended December 31, 1995 and for the period from inception to December 31, 1994, respectively.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

8. Commitments and Contingencies, continued:

   Leases, continued

Future minimum lease payments under such leases are as follows:



                                              Year Ending
                 December 31,                     Amount
                 ------------                    --------
                      1996                       $181,609
                      1997                        144,619
                      1998                         93,859
                      1999                         79,214
                      2000                         69,530


In addition, the Partnership, as an integral part of its cable operations, has entered into short-term lease contracts for pole use. Rent expense approximated $433,000 and $23,000 for the year ended December 31, 1995 and for the period from inception to December 31, 1994, respectively, under such contracts. Future annual minimum aggregate rentals under such leases amount to approximately $1.1 million at December 31, 1995.

   Employee Benefits

The Partnership sponsors a defined contribution retirement plan for eligible employees with a minimum six-months of service with the Partnership or certain affiliates. The Partnership's contributions are based upon employee contribution up to 5% of gross salary. The Partnership contributed $41,000 to the plan during 1995. No such contributions were made in the period from inception to December 31, 1994.

   Franchises and Programming

Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities, which in addition to imposing certain operating conditions, impose franchise fees not to exceed 5% of gross revenues. While such franchises are not perpetual, renewal may not be unreasonably withheld without compensation to the cable system operator. The Partnership has not experienced nor does it anticipate nonrenewal of existing franchise agreements.

GALAXY TELECOM, L.P. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued

8. Commitments and Contingencies, continued:

   Franchises and Programming, continued

The Partnership has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per subscriber. The Partnership has negotiated programming agreements with premium service suppliers that offer cost incentives to the Partnership under which premium unit prices decline as certain premium service growth thresholds are met. In addition to volume pricing discounts, some program suppliers offer marketing support to the Partnership in the form of advertising funds, promotional materials, rebates and other incentives. The Partnership's programming contracts are generally for a fixed period of time, typically three to five years, and are subject to negotiated renewal.


9. Subsequent Events:

Subsequent to December 31, 1995, the Partnership entered into letters of intent or agreements to purchase the assets of certain cable systems for approximately $13.9 million and certain cable system assets subject to various adjustments pursuant to the agreements.

                       Report of Independent Accountants


To the Partners
Galaxy Telecom, L.P.

Our report on the consolidated financial statements of Galaxy Telecom, L.P.
and Subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                       COOPERS & LYBRAND, L.L.P.



Austin, Texas
March 28, 1996

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              GALAXY TELECOM, L.P.



   Column A                                                Column B              Column C                 Column D         Column E
   --------                                                --------      -------------------------        --------         --------
                                                                                 Additions
                                                                         --------------------------
                                                            Balance at   Charged to     Charged to                       Balance at
                                                            Beginning     Costs and   Other Accounts      Deductions        End of
   Description                                              of Period      Expenses     --Describe        --Describe        Period
   -----------                                              ---------    ----------   -------------       -----------     --------
Year ended December 31, 1995:
  Reserve and allowances deducted from asset
    accounts--allowance for uncollectible accounts          $ 320,605     $ 383,547      $ 359,385 (1)    $ 229,112 (2)   $ 834,425

Period from December 23, 1994 (inception) to
  December 31, 1994:
  Reserve and allowances deducted from asset
    accounts--allowance for uncollectible accounts          $    -        $   8,219      $ 312,386 (1)    $    -          $ 320,605

(1) Allowance for uncollectible purchased accounts.

(2) Uncollectible accounts written off, net of recoveries.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants.

         The general partners of the Company, Galaxy Telecom, Inc. ("Galaxy GP") and Galaxy Telecom Investments, L.L.C. ("Galaxy Investments") (collectively, the "General Partners"), have designated Galaxy GP as the Managing General Partner of the Company, and as such Galaxy GP has responsibility for the overall management of the business and operations of the Company. Galaxy Investments retains the right to become the Managing General Partner at any time upon written notice to Galaxy GP. The directors of Galaxy GP are also the managers of Galaxy Investments.

         The Company is party to a Management Agreement with Galaxy Management with respect to the day-to-day management and operation of the Company's cable systems.

         The executive officers of Galaxy Management and the directors of Galaxy GP are:

Tommy L. Gleason, Jr....50  President, Chief Executive Officer and Director of
                               Galaxy Management and Galaxy GP
J. Keith Davidson.......40  Vice President - Finance, Treasurer, Secretary and
                               Director of Galaxy Management and Galaxy GP
James M. Gleason........32  Chief Operating Officer of Galaxy Management and
                               Galaxy GP
Terry M. Cordova........34  Vice President - Engineering of Galaxy Management
Thomas Morris...........51  Vice President - Operations of Galaxy Management
Ronald Voss.............52  Vice President - Corporate Development of Galaxy
                               Management
William P. Collatos.....41  Director of Galaxy GP
Kenneth T. Schiciano....33  Director of Galaxy GP
Richard D. Tadler.......39  Director of Galaxy GP

     Tommy L. Gleason, Jr. has served as President, Chief Executive Officer and a director of Galaxy Management and Galaxy GP, and a manager of Galaxy
Investments since December 1994. Mr. Gleason is past President of CableMaxx, Inc., a wireless cable television company. Since 1987, he has served as president and director of Galaxy Cablevision Management, Inc., a general partner of the managing general partner of Galaxy Cablevision, L.P. from which the Company acquired the Galaxy Cablevision Systems. He was formerly a director of Capital Bancorporation, Inc. of Cape Girardeau, Missouri, and an individual general partner of Community Investment Partners, a venture capital fund in St. Louis, Missouri. Mr. Gleason began his cable television career in 1964, and from then until 1971 he was a field engineer responsible for the operation of 45 headend facilities in 11 states. From 1971 through 1976, he was a product sales manager for Essex Wire Corp. of Chicago, Illinois. From 1976 through 1982, he was President of Galaxy Communications Systems, which operated 29 cable television systems in four states. Prior to 1979, he engineered and built eight cable television systems in Illinois. In 1988 and 1989, Mr. Gleason served as Secretary and Director of the NCTC. Mr. Gleason was inducted into the Cable TV Pioneers in 1989.

     J. Keith Davidson has served as Vice President - Finance, Treasurer and Secretary of Galaxy Management and Galaxy GP and a manager of Galaxy Investments since December 1994. From 1988 to 1994, Mr. Davidson was the Chief Financial Officer and Assistant Secretary of Galaxy Cablevision Management, Inc. Mr. Davidson has 14 years of experience in the cable television industry.

     James M. Gleason has served as Chief Operating Officer and a director of Galaxy Management since December 1994. Mr. Gleason also presently serves as Chief Operating Officer of Galaxy GP. From 1988 to 1994, he served as Vice President - Administrative Operations of Galaxy Cablevision Management, Inc. Mr. Gleason is responsible for field office administration and customer service, computer operations, and was responsible for implementing Galaxy Management's MIS operations. He has prior experience in cable television system construction, mapping, marketing and operations. In 1992, Mr. Gleason served as Chairman of the Board of the NCTC. Mr. Gleason has 13 years of experience in the cable television industry and is the brother of Tommy L. Gleason, Jr.

     Terry M. Cordova has served as Vice President - Engineering of Galaxy Management since December 1994. From 1988 to 1994, he was Vice President of Engineering of Galaxy Cablevision Management, Inc. Prior thereto, Mr. Cordova was a field engineer for Cable Services, Inc. in Junction City, Kansas. He is a member of the Cable Television Interface Practices Committee of the Society of Cable Television Engineers and a member of the Institute of Electrical and Electronic Engineers. Mr. Cordova has 13 years of experience in the cable television industry.

         Thomas Morris has served as Vice president - Operations of Galaxy Management since December 1994. From 1989 to 1994, he served as Vice President of Operations of Galaxy Cablevision Management, Inc. Prior thereto, Mr. Morris was an area manager for Simmons Communications in Maryland and a system and area manager for Continental Cablevision in Quincy, Illinois. Mr. Morris has 17 years of experience in the cable television industry.

     Ronald Voss has served as Vice President - Corporate Development of Galaxy Management since December 1994. From 1986 to 1994, he was Vice President of Corporate Development of Galaxy Cablevision Management, Inc. Mr. Voss is a past director of CableMaxx, Inc. and the Wireless Cable Association International. Mr. Voss is responsible for initiating acquisitions and dispositions and is involved in the franchising and licensing process. Mr. Voss has 14 years of experience in the cable television industry.

         William P. Collatos has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and currently is a general partner of Spectrum Equity Investors L.P., a private equity firm which he co-founded in May 1994. From 1990 to 1994, Mr. Collatos was a private equity investor. Mr. Collatos was an Associate and General Partner of funds managed by Media Communications Partners and TA Associates, Inc., a private equity capital firm ("TA Associates") from 1980 to 1990. From 1976 to 1980, Mr. Collatos worked in and subsequently ran the media lending group at Fleet National Bank. Mr. Collatos is a director of Saga Communications, Inc.

     Kenneth T. Schiciano has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and has been a Principal of TA Associates since January 1995. Mr. Schiciano was a Vice President of TA Associates from 1989 to December 1994.

     Richard D. Tadler has served as director of Galaxy GP and a manager of Galaxy Investments since December 1994. Mr. Tadler has been a Managing Director of TA Associates since January 1994. From 1987 to December 1993, Mr. Tadler was a general partner of TA Associates. Mr. Tadler is a director of Sheridan Healthcare, Inc., and TechForce Corporation.

Item 11.  Executive Compensation.

Management Agreement

         Pursuant to the Management Agreement between Galaxy Management and the Company, Galaxy Management, including Messrs. Tommy Gleason, Jr., Davidson, James Gleason, Cordova, Morris and Voss, who are employed by Galaxy Management and are otherwise referred to as the Senior Managers, manages all aspects of the day-to-day business and operations of the Company and in connection therewith undertakes those activities and services that are customary in the cable television industry for the account and on behalf of the Company. For a more detailed description of the Management Agreement, see Item 13 of this Part III ("Certain Relationships and Related Transactions -- Management Agreement").

Executive Compensation

         None of the employees of the Company are deemed to be executive officers of the Company. The Senior Managers are employees of Galaxy Management and the services of such individuals are provided to the Company, for which services the Company pays Galaxy Management a fee pursuant to the Management Agreement. The Senior Managers are compensated in their capacity as executive officers of Galaxy Management and therefore receive no compensation from the Company. The general partners of the Company receive no compensation for their services to the Company in such capacity.

Director Compensation

         Galaxy GP pays an annual retainer of $15,000 to its directors, other than those who are salaried employees or executive officers of Galaxy Management. In addition, the Company pays to such directors the ordinary and necessary out-of-pocket expenses incurred by them to attend meetings of the Board of Directors of Galaxy GP and committees thereof.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The  following  table sets forth  certain  information,  as of December 31,
1995, concerning the beneficial ownership of (i) the units of general partnership interests and limited partnership interests of the Company owner by each person known by the Company to own beneficially more than 5.0% of any class of the Company's partnership interests, (ii) equity securities of and member interests in Galaxy GP and Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments as a group, and (iii) member interests in Galaxy Management Limited owned by the Senior Managers.


         Name and Address                                                                                    No. of Units/    % of
       Of Beneficial Owner                                      Type of Interest                                 Shares(1)   Class
       -------------------                                      ----------------                                 ---------   -----

Galaxy Telecom, Inc. ..........................   Class A General Partnership Units of Company                    133,333       *
  1220 North Main Street ......................   Class C Limited Partnership Units of Company                    416,000   100.0
  Sikeston, Missouri 63801 ....................   Class E Limited Partnership Units of Company                    200,000   100.0

Galaxy Telecom Investments, L.L.C .............   Class A General Partnership Units of Company                 44,491,667    99.7
  1220 North Main Street ......................   Class B Limited Partnership Units of Company                      1,000   100.0
  Sikeston, Missouri 63801

Vantage Cable Associates, L.P. ................   Class D Limited Partnership Units of Company                  6,384,000   100.0
  c/o Farm Bureau Life Insurance Company
  5400 University Avenue
  W. Des Moines, Iowa 50266

Galaxy Telecom Management, L.L.C ..............   Class A Voting Common Stock of Galaxy GP                         20,000    16.9
  1220 North Main Street ......................   Common Interests in Galaxy Investments                              990    99.0
  Sikeston, Missouri 63801 ....................   Voting Preferred Interests in Galaxy Investments                288,549     7.3

TA Associates Group (2) .......................   Class A Voting Common Stock of Galaxy GP                         63,281    53.3
  c/o TA Associates, Inc. .....................   Common Interests in Galaxy Investments                                6       *
  125 High Street, Suite 2500 .................   Voting Preferred Interests in Galaxy Investments              3,452,523    87.8
  Boston, Massachusetts 02110

Spectrum Equity Investors, L.P. ...............   Class A Voting Common Stock of Galaxy GP                         24,615    20.7
  125 High Street, Suite 2600 .................   Common Interests in Galaxy Investments                                2       *
  Boston, Massachusetts 02110

Fleet Equity Partners(3) ......................   Class A Voting Common Stock of Galaxy GP                          5,810     4.9
  111 Westminster Street ......................   Class B Nonvoting Common Stock of Galaxy GP                      14,703   100.0
  Providence, Rhode Island 02903 ..............   Common Interests in Galaxy Investments                                2       *
                                                  Voting Preferred Interests in Galaxy Investments                192,646     4.9
                                                  Nonvoting Preferred Interests in Galaxy Investments             570,368   100.0

Tommy L. Gleason, Jr ..........................   Common Interests of Galaxy Management Limited                   770,000    38.5

Tommy L. Gleason, Sr ..........................   Common Interests of Galaxy Management Limited                   485,000    24.3

James M. Gleason ..............................   Common Interests of Galaxy Management Limited                   675,000    33.8

J. Keith Davidson .............................   Common Interests of Galaxy Management Limited                    40,000     2.0

Terry M. Cordova ..............................   Common Interests of Galaxy Management Limited                    25,000     1.3

Ronald Voss ...................................   Common Interests of Galaxy Management Limited                     5,000       *

All executive officers and directors of
  Galaxy GP as a group (6 persons) (4) ........   Class A Voting Common Stock of Galaxy GP                        107,896    91.0

All managers of Galaxy Investments as
  a group (5 persons) (5) .....................   Common Interests in Galaxy Investments                              998    99.8
  h                                               Voting Preferred Interests in Galaxy Investments              3,740,995    95.1

*Less than one percent.





     (1) Share and unit ownership amounts have been rounded to the nearest whole number.

     (2) Includes 19,524 shares of Class A Voting Common Stock of Galaxy GP ("Class A Stock") owned by Advent Atlantic and Pacific II L.P., 7,040 shares of Class A Stock owned by Advent Industrial II L.P., 3,282 Class A Stock owned by Advent New York, L.P., 32,820 shares of Class A Stock owned by Advent VII L.P., and 615 shares of Class A Stock owned by TA Venture Investors Limited Partnership. Includes 6 units of Common Interests in Galaxy Investments ("Common Interests") owned by Advent VII Investor Corp. Includes 3,452,523 units of Voting Preferred Interests in Galaxy Investments ("Voting Preferred Interests") owned by Advent VII Investor Corp. All of the above beneficial owners are part of an affiliated group of investment partnerships and companies referred to, collectively, as the TA Associates Group. Messrs. Tadler and Schiciano,
Directors of Galaxy GP and managers of Galaxy Investments, are a Managing Director and a Principal, respectively, of TA Associates, Inc., which is the sole general partner of TA Associates VII L.P., TA Associates VI L.P. and TA Associates AAP II Partners L.P. TA Associates VII L.P. is the sole general partner of Advent VII L.P. TA Associates is the sole general partner of Advent New York L.P. and Advent Industrial II L.P. TA Associates AAP II Partners L.P. is the sole general partner of Advent Atlantic and Pacific II L.P. TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares or units, as the case may be, held of record by the named investment partnerships, with the exception of those shares of Class A Stock held by TA Venture Investors Limited Partnership. Principals and employees of TA Associates, Inc. (including Messrs. Tadler and Schiciano) comprise the general partners of TA Venture Investors Limited Partnership. In such capacity, each of Messrs, Tadler and Schiciano may be deemed to share voting and investment power with respect to 615 shares of Class A Stock held of record by TA Venture Investors Limited Partnership. Messrs. Tadler and Schiciano each disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests.

     (3) Includes 581 shares of Class A Stock and 1,470 shares of Class B Nonvoting Common Stock of Galaxy GP ("Class B Stock") owned by Chisholm Partners II L.P., and 5,229 shares and 13,233 shares of Class A Stock and Class B Stock, respectively, owned by Fleet Growth Resources, Inc. Also includes 0.18 units of Common Interests, 15,460 units of Voting Preferred Interests, and 45,775 units of Nonvoting Preferred Interests in Galaxy Investments ("Nonvoting Preferred Interests") owned by Chisholm Partners II L.P., 1.14 units of Common Interests, 124,030 units of Voting Preferred Interests and 367,215 units of Nonvoting Preferred Interests owned by Fleet Growth Resources, Inc., and 0.49 units of Common Interests, 53,156 units of Voting Preferred Interests and 157,378 units of Nonvoting Preferred Interests owned by Fleet Equity Partners VII, L.P.

     (4) Includes (i) 20,000 shares owned of record by Galaxy Management Limited as to which Tommy L Gleason, Jr. and J. Keith Davidson may be deemed to have shared voting and investment power, (ii) 63,281 shares owned of record by TA Associates Group as to which shares Messrs. Tadler and Schiciano may be deemed to have shared voting and investment power and (iii) 24,615 shares owned of record by Spectrum Equity Investors, L.P. ("Spectrum") as to which shares Mr. Collatos may be deemed to have shared voting and investment power.

     (5) Includes (i) 990 Common Interests and 288,459 Voting Preferred Interests owned of record by Galaxy Management Limited as to which shares Messrs. Gleason, Jr. and Davidson may be deemed to have shared voting and investment power, (ii) 6 Common Interests and 2,494,591 Voting Preferred Interests owned of record by TA Associates Group as to which shares Messrs. Tadler and Schiciano may be deemed to have shared voting and investment power and (iii) 2 Common Interests and 915,583 Voting Preferred Interests owned of record by Spectrum as to which shares Mr. Collatos may be deemed to have shared voting and investment power.

Item 13.  Certain Relationships and Related Transactions.

Management Agreement

         Galaxy Management, which is owned by the Senior Managers and Tommy L. Gleason, the father of Tommy L. Gleason, Jr. and James M. Gleason, currently manages all aspects of the day-to-day business and operations of the Company pursuant to the Management Agreement. The term of the Management Agreement expires December 31, 1999, but provides for automatic renewal for successive one-year terms. The Company may terminate the Management Agreement with 90 days' written notice prior to the expiration of the initial or any renewal term. The Company also has the option to terminate the Management Agreement in the event
(i) of a material breach of the Management Agreement by Galaxy Management and failure to cure same or commence cure within 30 days after receipt of notice from the Company, (ii) of an unwaived and uncured default by the Company of any substantive covenant contained in its financing documents, (iii) of a 10% reduction in the Company's gross revenues or operating cash flow over the prior fiscal year or (iv) that none of Tommy L. Gleason, Jr., Tommy L. Gleason or James M. Gleason is involved in the management of Galaxy Management. The Management Agreement also will terminate, with respect to any of the Company's cable systems, upon the sale of such system by the Company and will terminate in its entirety upon the sale or other distribution of all of the Company's systems or upon the dissolution or winding up of the Company, which may be effected by the Equity Investors in certain circumstances pursuant to the terms of the Equity Holders Agreement described below.

         The Management Agreement provides that Galaxy Management is authorized to perform management services including, among other things: operation and control of the physical assets of the Systems; engineering and supervision of expansion and construction activities relating to the Systems; negotiation, administration and extension of franchise and pole attachment agreements and agreements with utility companies; management of programming agreements; marketing; purchasing; budgeting; billing, record-keeping, accounting and financial reporting; tax return preparation; and hiring, supervision and termination of Company employees. Galaxy Management is also authorized to establish and maintain bank accounts for the Company ("System Operating Accounts") to deposit all funds collected by each System and to make withdrawals therefrom for purposes of payment and reimbursement of expenses incurred by or on behalf of the Company. Galaxy Management is entitled to reimbursement from the System Operating Accounts on a monthly basis of various expenses allocable to its management and operation of the Systems and the Company, including truck and automobile expenses, travel expenses, meals and entertainment, and third-party professional fees. For fiscal 1995, the Company paid Galaxy Management approximately $281,600 in reimbursed expenses.

         In return for its management services, Galaxy Management receives a management fee, payable monthly, equal to a percentage of the gross revenues derived by the Company from the Systems, excluding revenues from the sale of Systems or franchises. The Management Agreement also provides that, prior to January 1, 1998, the dollar amount of the management fee may not increase as a result of revenues attributable to acquired cable television systems until such time as the gross revenues of the Company reach a certain minimum level. The management fee is currently 4.5% of revenues. For the year ended December 31, 1995, the Company incurred a management fee of approximately $1,605,400. There can be no assurance that such amounts are representative of the amount of annual fees to be paid to Galaxy Management in the future.

         The management fee may be reduced (but not below 3.5%) in the event other entities controlled by Tommy L. Gleason, Jr., James M. Gleason and/or J. Keith Davidson acquire other entertainment or telecommunications business assets, with the calculation to determine any such reduction in the management fee based upon the percentage of the gross revenues of such other assets compared to the gross revenues of the Company. None of such persons presently intends, or intends to cause any such entities, to make any such acquisitions. The Loan Agreement limits the Company's ability to pay any accrued management fee and Galaxy management's right to such fee and reimbursement of expenses is restricted by the terms of the Affiliate Subordination Agreement.

         The Company believes that the terms of the Management Agreement are substantially the same terms as could be obtained in arm's length arrangements with unaffiliated third parties.

Affiliate Subordination Agreement

         The Company, Galaxy GP, Galaxy Investments, certain investors in Galaxy GP and Galaxy Investments, Galaxy Telecom Management, L.L.C. ("Galaxy Management Limited"), Tommy L. Gleason, Jr., James M. Gleason, Tommy L. Gleason, J. Keith Davidson, Ronald Voss, Terry M. Cordova, and the sellers of the Galaxy Cablevision Systems, Vista Communications Systems and Vantage Cable Systems (collectively, the "Subordinated Parties") are parties to an Affiliate
Subordination Agreement dated as of December 23, 1994 (the "Subordination Agreement") with Fleet National Bank and the Lenders under the Company's Loan Agreement (the "Senior Parties"). Under the terms of the Subordination Agreement, all obligations and liabilities of the Company, Galaxy GP and Galaxy Investments to make any payments of cash or other property to any of the other Subordinated parties are subordinated in right of payment and remedies to the prior final payment in full of the obligations and liabilities of the Company, Galaxy GP and Galaxy Investments to the Senior Parties under the Loan Agreement and the financing documents related thereto.

Equity Holders Agreement

         The Company, Galaxy GP, Galaxy Investments, the Senior Managers, the Equity Investors and Vantage Cable have entered into the Equity Holders Agreement relating to the management of Galaxy GP and Galaxy Investments, the general partners of the Company, and certain other matters. Under the Equity
Holders Agreement, each stockholder of Galaxy GP and each member of Galaxy Investments has agreed to elect as directors or managers, as the case may be, three designees of the Equity Investors and Tommy Gleason, Jr. and one other designee of the Senior Managers. The current designees of the Equity Investors are William P. Collatos, Kenneth T. Schiciano and Richard D. Tadler. J. Keith Davidson is the current second designee of the Senior Managers. The Equity Holders Agreement provides that James M. Gleason shall serve as a director and manager if Tommy Gleason, Jr. is unable to serve.

         The Equity Holders Agreement also restricts transfer of equity interests in Galaxy GP and Galaxy Investments by the Senior Managers and provides the Equity Investors with piggyback registration rights and, on or after December 23, 1998, demand registration rights with respect to interest in the Company, Galaxy GP and Galaxy Investments. The Equity Investors have agreed to waive their registration rights with respect to the registration of the Notes. On or after (i) December 23, 1998 or (ii) a default by the Company in the payment of principal or interest on the indebtedness outstanding under the Loan Agreement, the Equity Investors have the right to require (a) the reorganization of the Company, Galaxy GP and Galaxy Investment to facilitate the registration and public offering of securities of the successor entity or (b) the sale of the Company, Galaxy GP, Galaxy Investments or the assets, stock or other securities of any such entities.

         The Equity Holders Agreement also provides that the Senior Managers and their affiliates will first offer any opportunity to invest in a telecommunications or entertainment business to the Company before making such investment. If the Company elects not to make such investment, the Senior Managers and the Equity Investors, if they so elect, may make such investments through another entity. The decision of the Company as to whether or not to make such investment will be made by the board of directors of the Managing General Partner. Although the directors and executive officers of the Managing General

Partner have certain fiduciary obligations to its shareholders under applicable corporate law and the Managing General Partner has fiduciary duties to the other partners of the Company, there can be no assurance that a conflict of interest relating to any such investment will be resolved in favor of the Company. The Company presently does not have any agreements or policies governing possible conflicts of interest.

Promissory Notes of Galaxy Investments

         Pursuant to the terms of a Securities Purchase Agreement dated December 23, 1994 and as amended as of December 1, 1995, by and among the Equity Investors and certain other third parties (collectively, the "Purchasers"), the Company, Galaxy GP, Galaxy Investments and the Senior Managers (the "Securities Purchase Agreement"), Galaxy Investments issued to the purchasers promissory notes in an aggregate principal amount of approximately $200,000 million (the "Galaxy Investments Notes"). The Galaxy Investments Notes are unsecured and mature December 31, 2003, provided that if any of the Notes are outstanding when the principal of any Galaxy Investments Note becomes due, then such principal payment shall be deferred until not earlier than the 91st day after the date when none of the Notes are outstanding. The Galaxy Investments Notes bear interest at the rate of 17.5% per annum payable annually in arrears beginning December 31, 1995 in cash or, at Galaxy Investments' option, the form of additional Galaxy Investments Notes in an original principal amount equal to such interest then payable.

         The Galaxy Investments Notes may be redeemed at any time, in whole or in part, by Galaxy Investments. The Galaxy Investments Notes also are subject to mandatory redemption upon the occurrence of a "change of control", which is defined in the Securities Purchase Agreement to include (i) the sale of all or substantially all of the assets of the Company in one or a series of transactions, (ii) the failure of Galaxy GP and Galaxy Investments to own collectively 100% of the issued and outstanding general partnership interests of the Company, (iii) the cessation of Galaxy GP's service as managing general partner of the Company (except if Galaxy Investments exercises its right to become the managing general partner), (iv) the transfer by the Senior Managers, Tommy L. Gleason, Galaxy Management or Galaxy Management Limited (collectively, the "Management Parties") of Class A voting Common Stock of Galaxy GP or Common Interests or Voting Preferred Interests of Galaxy Investments (v) the termination of the Management Agreement or the material reduction of the Company's rights thereunder, (vi) the failure of Tommy L. Gleason, Jr. and James
M. Gleason to be actively involved in the management of the Company, Galaxy GP and Galaxy Investments, (vii) the failure of Tommy L. Gleason, Jr., Tommy L. Gleason and James M. Gleason and the failure of any one such individuals and the spouses and children of such individuals to own 51% of the equity of Galaxy Management or a majority of the preferred and common membership interests of Galaxy Investments, (viii) the termination of the Equity Holders Agreement or the material violation thereof by any of the Management parties named therein, or (ix) the liquidation or dissolution of the Company, Galaxy GP or Galaxy Investments. In addition, distributions made by the Company to Galaxy Investments, other than permitted tax distributions, are subject, in part, to be applied as a mandatory prepayment of the principal of the Galaxy Investments Notes.

Limited Partnership Interests in the Company

         Galaxy Investments owns 100% of the Class B Limited Partnership Interests in the Company, which it received in connection with the organization and initial capitalization of the Company in December 1994. Galaxy GP received 100% of the Class C and Class E Limited Partnership Interests in the Company in connection with the Company's acquisitions of the Vista Communications Systems and the Galaxy Cablevision Systems, respectively. In connection with its acquisition of the Vantage Cable Systems, the Company issued approximately $6.4 million in the form of Class D Limited Partnership Interests in the Company, out of the total consideration of approximately $38.4 million paid for such Systems. The Company's ability to declare or pay any dividend or make any other distributions to its general and limited partners is restricted by the terms of the Indenture dated September 28, 1995.

         Subject to such restrictions and at such time as the Company may make distributions under the Loan Agreement, Galaxy GP may cause the Company to make distributions to its Class C Limited Partners, Class D Limited Partners and Class E Limited Partners prior to making distributions to other partners of the Company in accordance with the Limited Partnership Agreement dated December 23, 1994, as amended, by and among Galaxy GP, Galaxy Investments and Vantage Cable (the "Partnership Agreement"). The Company may make such distributions until the aggregate of such distributions equals the amount of the capital contributions of each such class of limited partners, plus certain priority rates of return. Under the Partnership Agreement, Class C Limited Partners are entitled to a rate of return of 9%, compounded annually on the previously unreturned capital contribution. The Partnership Agreement provides that Class D Limited Partners are entitled to an annually compounded rate of return of 10.0% per annum from December 23, 1994 until December 31, 1999, which rate of return increases each year thereafter in increments of 2.0%, up to a maximum of 18.0%. Class E Limited Partners are entitled under the Partnership Agreement to a priority rate of return of 9% until December 31, 1999, which then increases 2.0% each year up to a maximum of 17%. Class B Limited Partners are entitled to up to 11.90% of any distribution remaining after allocation of the capital contributions of and priority rates of return to the Class C, D and E Limited Partners and to the Class A General Partners. To date, the Company has made no distributions to any of the general or limited partners of the Company. The interests of each of the general and limited partners of the Company are also subject to the terms of the Affiliate Subordination Agreement and the Equity Holders Agreement.

Relationship of Agent with Equity Investor

         Fleet National Bank, the Agent under the Loan Agreement, is a wholly owned subsidiary of Fleet Financial Group, Inc., a bank holding company ("Fleet Financial"). Fleet Equity Partners, one of the Equity Investors, is a marketing name for Fleet Growth Resources, Inc., a wholly owned subsidiary of Fleet Private Equity Company, Inc., which, in turn, is a wholly owned subsidiary of Fleet Financial.

                                     PART IV

ITEM 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements. Reference is made to the Index on Page F-1 for a list of all financial statements filed as part of this Report.

(a)(2) Financial Statement Schedules. Reference is made to the Index on Page F-1 for a list of all financial statement schedules filed as part of this Report.

(a)(3)   Exhibits.  See Exhibit Index.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Co-Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GALAXY TELECOM, L.P.
                             By:  Galaxy Telecom Inc.
                             As General Partner


          March 29, 1996     _______________________________________
                             By:  Tommy L. Gleason
                                  President and Chief Executive Officer



                             GALAXY TELECOM CAPITAL CORP.


          March 29, 1996     ________________________________________
                             By:  Tommy L. Gleason, Jr
                                  President and Chief Executive Officer