Form 10-K/A
period 1995-12-31
GALAXY TELECOM LP
filed 1996-05-13
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   __________________________________________

                                Amendment No. 1
                                       on
                                   FORM 10-K/A

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995

     Commission file number 33-95298;  33-95298-01

                              GALAXY TELECOM, L.P.
                          GALAXY TELECOM CAPITAL CORP.
          (Exact name of co-registrants as specified in their charters)

            Delaware                                     43-1697125
                                                         43-1719476
- ----------------------------------------     ----------------------------------
   (States of Other Jurisdictions of          (IRS Employer Identification No.)
     Incorporation or Organization)

          1220 North Main
         Sikeston, Missouri                                 63801
________________________________________      _________________________________
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (573) 472-8200

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

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $1,000

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 1996: 100

DOCUMENTS  INCORPORATED BY REFERENCE: Not applicable.

                              GALAXY TELECOM, L.P.
                          GALAXY TELECOM CAPITAL CORP.
                         Amendment No. 1 on Form 10-K/A

     The undersigned co-registrants hereby amend the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:

Item  1.  Business
Item  7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations
Item 11.  Executive Compensation
Item 13.  Certain Relationships and Related Transactions
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --        Signatures
- --        Exhibit Index
- --        Exhibit 10.12

                                     PART I
Item 1. Business.

General

     Galaxy Telecom, L.P. (the "Company") owns, operates and develops classic cable television systems (the "Systems") primarily in small communities in the Midwest and Southeast United States. As of December 31, 1995, the Current Systems passed approximately 265,400 homes and served approximately 162,400 subscribers in 16 states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida. The Company was organized on December 1, 1994. Galaxy Telecom Capital Corp. ("Capital Corp."), was incorporated on July 26, 1995 and was formed solely for the purpose of co-issuing, with the Company, $120 million in Senior Subordinated Notes.

     The Company believes there are advantages to acquiring and operating classic cable television systems. Typically, in classic cable television markets, cable television service is necessary in order to receive a full complement of over-the-air television stations (including network- affiliated stations). In addition, these markets generally offer fewer competing entertainment alternatives than larger urban or suburban markets. As a result, classic cable television systems usually have higher basic penetration rates and lower churn rates than systems serving larger markets. As compared with urban and suburban systems, classic systems have more programming flexibility for a given channel capacity because they are generally in areas with fewer over-the-air broadcast stations that must be carried and have fewer local programming obligations. In addition, the Company believes that it and other classic cable system operators have lower capital costs per subscriber than urban and suburban operators. Based on the generally lower cost of living in its operating areas, the Company also believes that classic systems have lower labor and marketing costs than many urban and suburban systems.

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

     In response to changes in the federal tax laws regarding master limited partnerships, Galaxy Cablevision commenced in 1994 the liquidation of its cable television holdings. Thereafter, the Senior Managers organized Galaxy Systems Management, Inc. ("Galaxy Management") to acquire selected cable television properties. Commencing in May, 1994, Galaxy Management entered into definitive agreements to acquire selected cable television systems from Galaxy Cablevision, Vantage Cable Associates, L.P. ("Vantage Cable"), Vista Communications Limited Partnership, III ("Vista Communications") and Chartwell Cable of Colorado, Inc. ("Chartwell"). Each of these agreements were later assigned to, and assumed by, the Company prior to the consummation of each of the transactions. To facilitate the Company's acquisition of these Systems, TA Associates, Inc., Spectrum Equity Investors, L.P. and Fleet Equity Partners (the "Equity Investors"), who since the 1960's have financed numerous cable television companies at all stages of development in urban, suburban and classic markets, and the Senior Managers, collectively invested equity capital of approximately $30 million in the Company. The Equity Investors in December 1995 contributed an additional $15 million to help fund the Company's acquisitions of cable system assets of Douglas Cable Communications, Limited Partnership ("Douglas Communications"), Friendship Cable Southeast, a division of Buford Group, Inc. ("Friendship"), Vista-Narragansett Cable L.P. ("Vista-Narragansett"), Vista Communications Limited Patnership I ("Vista I"), and Phoenix Country Cable, L.P. Joint Venture ("Phoenix Cable"). A summary of the acquisitions of each of the Systems is set forth below.

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

Service, Installation and Repair

     The Company believes that providing high quality customer service is a critical element in maximizing the value of services provided to customers of the Systems. Centralizing the customer service function enables the Company to employ a smaller number of highly trained customer service representatives than in a more decentralized operational structure. Accordingly, the Company invests significant resources in providing its customer service representatives with ongoing telephone, computer and sales training to assure that the customer receives a consistently high level of service.

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

Marketing, Rates and Collections

     The company markets and promotes its cable television systems with the objective of increasing penetration and average revenue per subscriber. The Company markets the basic and premium programming of the Systems primarily through door-to-door selling efforts and telemarketing, and, to a lesser degree, through media advertising and direct mail. Each of the Company's customer service centers has a Marketing Director who coordinates direct door-to-door campaigns throughout the geographic areas of the Systems and is responsible for internal incentives for the customer service and technical staffs. Customer service representatives are also trained to market upgrades in service to existing customers. Each service center has a Director of Training, who works closely with the Marketing Department to ensure that all employees are informed of current rates, programming packages and promotions.

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

         The Company utilizes a on an IBM AS/400 using software written specifically for the cable television industry. The Company operates the billing system "in house" and produces statements for customers on a monthly basis.

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

         The Company has various retransmission consents with several commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases the Company has entered into agreements with
                                       11
certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. In some cases, the Company agreed to spend actual dollars on advertising with the station on an annual basis over the three-year term of the agreement. These agreements are required to be renewed before December 31, 1996. There can be no assurance that such agreements can or will be renewed under similar terms. See "--Legislation and Regulation - General."

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

Community Relations

     The Company is dedicated to developing strong community relations in the locations served by its cable television systems and believes that good relations with its local franchising authorities are primarily a result of effective communications by the Company's field management with local authorities. A customer service representative is assigned to each municipality in which the Systems operate. The same customer service representative is responsible for contacting mayor, city clerk or city manager by telephone once each month to determine if any problems have arisen or if any customers have complained to municipal officials about their cable service. The Company addresses any problems discovered during these contacts. Regional managers also contact the state or local franchising authorities, and the Company prepares a newsletter highlighting any changes in operations or new programming offerings and introducing any new employees which it send semiannually to each of its franchising authorities.

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

     The Company is able to process hundreds of customer service calls per day through the use of the IBM AS/400 computer system, which is centrally based at the Company's headquarters in Sikeston, Missouri. The computer operates with software which provides online access to up-to-date subscriber, marketing and accounting information. The computer system also manages information flow to and from the field technician staff via the OmniTRACS system.

     The central computer system allows both the Senior Managers and the regional managers to access subscriber information as soon as it is entered from the customer service centers or the field technicians. The centralized nature of the system allows each of the Company's customer service centers to back up the other if there is an interruption of telephone service to such center. The customer service centers also can utilize the centralized computer system to communicate with local payment offices, headquarters, the other customer service center and the field technicians, all of which have online access through the central platform. Finally, the system provides a centralized reporting location for all subscriber billing information which enables the accounting staff to prepare timely and accurate financial information. These features of the central computer system, along with the system's integration with the OmniTRACS system, allow the Company to consolidate many of the management functions for newly acquired systems.

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

Year of                                                           Percentages
Franchise                                         Number of         of Total
Expiration                                       Franchises        Franchises
- ----------                                       ----------        ----------
1996-1998                                            168               28.7%
1999-2001                                             70               11.9%
After 2001                                           348               59.4%
                                                     ---              -----
   Total                                             586              100.0%
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

     The 1996 Telecom Act eliminates the FCC's video-dialtone rules, except where a video- dialtone service is currently in operation. In place of the video-dialtone model, the 1996 Telecom Act provides LECs with four options for providing video programming directly to customers in their local exchange areas. Telephone companies may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. They will be relived of regulation as "common carriers," and are not required to obtained local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements. It is unclear which model LECs will ultimately choose, but the video distribution services developed by local telephone companies could to represent a direct competitive threat to the Company.

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

         Another alternative method of video distribution is through the use of multichannel multipoint distribution systems ("MMDS"), which deliver programming services over microwave channels received by subscribers with a special antenna. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few MMDS systems in the United States that are currently in operation or under construction, many markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of these "wireless cable systems" as alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology have significantly increased the number of channels that can be made available from other over-the-air technologies. Even though limited by line of sight and distance, Subscribership to MMDS services is projected to continue over the next several years.

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

Legislation and Regulation-General

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

   Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations.

Introduction

     On December 23, 1994, the Company commenced operations. The Company acquired certain cable television systems of Galaxy Cablevision, Vantage Cable, Vista Communications and Chartwell Cable on December 23, 1994, and certain other cable systems of Galaxy Cablevision, L.P. on March 31, 1995, for aggregate consideration of $98.8 million. The following discussion of results of operations for the years ended December 31, 1993 and 1994 is based on the combined historical results of operations for the Initial Systems. The discussion of the results of operations for the years ended December 31, 1994 and December 31, 1995 is based on the combined historical financial data for the Initial Systems adjusted to give historical pro forma effect to management fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the Initial Systems had been acquired as of January 1, 1994. The combined results of operations of the Initial Systems and the historical pro forma results of operations of the Company do not reflect any changes in the operation or management of the Initial Systems that the Company has made or intends to make and are not necessarily indicative of the results of operations that would have been achieved had the Initial Systems been owned and operated by the Company during the periods presented.

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

         The Initial Systems have generated increases in revenues in each of the past three fiscal years. This growth was accomplished primarily through internal subscriber growth. Except for fiscal year 1993 to fiscal year 1994, total systems operations expenses and selling, general and administrative expenses have increased, but at a lower rate than revenues. Although the Company expects to experience increases in programming expenses for the foreseeable future, the Company believes it will be able, under the FCC's existing cable rate regulations, to increase its rates for cable services to recover increases in the costs of programming to the extent such increases exceed the general rate of inflation. The high level of depreciation and amortization associated with the acquisitions and capital expenditures related to continued construction and upgrading of the Initial Systems, together with interest costs related to the Company's and the prior owners' financing activities, have caused the prior owners of the Initial Systems and the Company to report net losses. The Company believes that such net losses are common for cable television companies.

     The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis.


                                               Year Ended December 31,
                            --------------------------------------------------------------
                                 1993                  1994(a)                1995                 1994(b)              1995(b)
                            ------------------    ------------------    ------------------    ------------------
- ----------------

                                        % of                  % of                  % of                  % of                % of
                            Amount    Revenues    Amount    Revenues    Amount    Revenues    Amount   Revenues    Amount  Revenues
                            ------    --------    ------    --------    ------    --------    ------   --------    ------
- --------
Statement of
  Operations Data:
Revenues ..............   $ 27,285      100.0%  $ 27,694      100.0%  $ 29,995      100.0%  $ 55,438     100.0%  $ 57,459   100.0%
Operating Expenses:
  System Operations ...      9,938       36.4%    10,599       38.3%    13,219       44.1%    21,791      39.3%    24,531    42.7%
  Selling, general
     and administrative      4,722       17.3%     5,335       19.3%     3,681       12.3%     9,283      16.7%     7,546    13.1%
  Management fees .....      1,320        4.8%     1,523        5.5%     1,605        5.4%     2,492       4.5%     2,582     4.5%
  Depreciation and
     amortization .....     15,681       57.5%     9,498       34.3%    10,206       33.9%    18,702      33.7%    19,105    33.3%

  Total operating
     expenses .........     31,661      116.0%    26,955       97.3%    28,711       95.7%    52,268      94.2%    53,764    93.6%

Operating income (loss)     (4,376)     (16.0%)      739        2.7%     1,284        4.3%     3,170       5.8%     3,695     6.4%
  Interest expense ....     (6,229)     (22.8%)   (7,697)     (27.8%)  (10,442)     (34.8%)  (18,718)     (33.8%)  (18,813)  (32.7%)
  Other income
     (expense) ........         37        0.1%      (242)      (0.9%)      608        2.0%      (263)      (0.5%)  (10)   00

Net Loss ..............   $(10,568)     (38.7%) $ (7,200)     (26.0%) $ (8,550)     (28.5%) $(15,811)     (28.5%) $(15,128)  (26.3%)

EBITDA ................   $ 11,305       41.4%  $ 10,237       37.0%  $ 11,490       38.3%  $ 21,872       39.5%  $ 22,800    39.7%

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

         The prior owners of the Initial Systems as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

         Net loss decreased 4.3%, or approximately $0.7 million, from fiscal 1994 to fiscal 1995, primarily as a result of the increases in revenues and changes in expenses as described above. As a percentage of revenues, net loss decreased from 28.5% in 1994 to 26.3% in 1995.

     EBITDA increased 4.2%, or approximately $0.9 million, from fiscal 1994 to fiscal 1995, due primarily to the increase in revenues. As a percentage of revenues, EBITDA increased from 39.5% in 1994 to 39.7% in 1995, primarily as a result of the decrease in selling, general and administrative expense partially offset by the increase of systems operations expense as a percentage of revenues. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with GAAP and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Company's operating performance.

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

         The prior owners of the Initial Systems and the Company as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

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

         Depreciation and amortization expense decreased 39.4%, or approximately $6.2 million, from fiscal 1993 to fiscal 1994. As a percentage of revenues, depreciation and amortization decreased from 57.5% in 1993 to 34.3% in 1994. The decreases were due to the historical pro forma application of the Initial Systems' depreciation and amortization methods applied to acquired assets valued in accordance with APB No. 16. As a result, depreciation increased approximately $0.4 million, while amortization decreased approximately $5.1 million. The decrease in amortization resulted from a reduction of recorded intangible assets from approximately $40.0 million and approximately $30.4 million in the Vantage Cable systems and Vista Communications systems, respectively, to approximately $38.0 million in the Company.

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

         The prior owners of the Initial Systems and the Company as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

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

Liquidity and Capital Resources

     The cable television business requires substantial financing for construction, expansion and maintenance of plant. In addition, the Company intends to continue pursuit of a business strategy which includes selective acquisitions. Since December of 1994 the Company received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior Managers. The Company also received equity from Vantage Cable totaling approximately $6.4 million. The Company had an aggregate of approximately $146 million of indebtedness as of December 31, 1995, representing $120 million of senior subordinated notes, approximately $8.5 million related to the term loan and $17.5 million drawn under the Company's revolving line of credit (the "Revolving Credit Facility" or "Revolver"). This debt and equity financing was utilized principally in the December 1994 acquisitions of the Systems, and the December, 1995 acquisitions of the remaining systems that now make up the Current Systems. The Company's cash flows provided by operating activities totaling approximately $7.6 million for the twelve months of 1995 have been sufficient to meet the Company's debt service, working capital and capital expenditure requirements with the exception of the acquisition of the Cameron, Phoenix, Douglas, Buford, and Vista systems completed in 1995, totaling approximately $93.6 million, which was funded principally through borrowings under the Revolver and the Notes.

Capital Expenditures

     During the twelve months of 1995, the Company's capital expenditures (exclusive of system acquisitions) were approximately $5.1 million. These expenditures were primarily for new vehicles and OmniTRACS units in such vehicles, office expansions, expansion and replacement of headend buildings and rewires of associated electronic equipment, drop installation, converters, traps and other drop related items, and routine maintenance and replacement of the cable plant. The Company expects capital expenditures over the next two years to total approximately $25.5 million, of which approximately $5.0 million per year represents anticipated maintenance capital expenditures. The remaining capital expenditures will consist primarily of installation of fiber optic cable and microwave links which will allow for the reduction in the number of headends by more than 100 through headend consolidation. These expenditures also include expansion and replacement of headend buildings, rewires of associated electronic equipment, new vehicles, test equipment, computer equipment and continued installation of OmniTRACS units. The remaining capital items include the expenses and capital expenditures required to add new subscribers and the expansion and upgrade of the cable television facilities. The Company expects to finance the anticipated capital expenditures described above with cash flows generated from operations, and borrowings under the Revolving Credit Facility.

The Revolving Credit Facility and Term Loan

     Pursuant to the Company's loan agreement with certain financial institutions (the Loan Agreement"), the Lenders have provided the Company with an $8.0 million term loan. The Term Loan accrues interest at 15% with current payments of the interest of 325 basis points over the costs of funds (LIBOR). The interest accrued in excess of interest paid currently is deferred and due at maturity of the loan. It is anticipated that the Term Loan will be retired out of the proceeds of the Revolver or simply converted to the same basis as the Revolver. The Loan Agreement was amended in September 1995 to include a Revolving Credit Facility under which the Company may make revolving borrowings of up to $58.5 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. Outstanding balances on December 31, 1997 will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility will require the Company to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may significantly limit the Company's ability to borrow under the Revolving Credit Facility.

     The Company presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the Term Loan and acquire additional cable systems, including but not limited to the Pending Systems, and for general corporate purposes. The Company expects that it will be able to meet its debt service, working capital and capital expenditure requirements through its operating cash flows and borrowings under the Revolving Credit Facility.

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

     The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Loan Agreement. The Notes will rank pari passu with all other senior subordinated indebtedness of the Company, if any, and is senior to all subordinated debt of the Company.

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

Executive Compensation

     None of the employees of the Company are deemed to be executive officers of the Company. The Senior Managers are employees of Galaxy Management and the services of such individuals are provided to the Company, for which services the Company pays Galaxy Management a fee pursuant to the Management Agreement. The Senior Managers are compensated in their capacity as executive officers of Galaxy Management and therefore receive no compensation from the Company. The General Partners receive no compensation for their services to the Company in such capacity.

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

     In return for its management services, Galaxy Management receives a management fee, payable monthly, equal to a percentage of the gross revenues derived by the Company from the Systems, excluding revenues from the sale of Systems or franchises. The Management Agreement also provides that, prior to January 1, 1998, the dollar amount of the management fee may not increase as a result of revenues attributable to acquired cable television systems until such time as the gross revenues of the Company reach a certain minimum level. The management fee is currently 4.5% of revenues. For the year ended December 31, 1995, the Company incurred a management fee of approximately $1,605,400. Galaxy Management paid approximately 32% to its executive officers and approximately 23% to its corporate staff of 34 employees as compensation, with the remaining 45% applied to the nonreimbursable operating expenses of Galaxy Management. There can be no assurance that such amounts are representative of the amount of annual fees to be paid to Galaxy Management in the future.

     The management fee may be reduced (but not below 3.5%) in the event other entities controlled by Tommy L. Gleason, Jr., James M. Gleason and/or J. Keith Davidson acquire other entertainment or telecommunications business assets, with the calculation to determine any such reduction in the management fee based upon the percentage of the gross revenues of such other assets compared to the gross revenues of the Company. None of such persons presently intends, or intends to cause any such entities, to make any such acquisitions. The Loan Agreement limits the Company's ability to pay any accrued management fee and Galaxy management's right to such fee and reimbursement of expenses is restricted by the terms of the Affiliate Subordination Agreement described below.

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

Promissory Notes of Galaxy Investments

     Pursuant to the terms of a Securities Purchase Agreement dated December 23, 1994 and as amended as of December 1, 1995, by and among the Equity Investors and certain other third parties (collectively, the "Purchasers"), the Company, Galaxy GP, Galaxy Investments and the Senior Managers (the "Securities Purchase Agreement"), Galaxy Investments issued to the purchasers promissory notes in an aggregate principal amount of approximately $26.4 million (the "Galaxy
Investments Notes"). The Galaxy Investments Notes are unsecured and mature December 31, 2003, provided that if any of the Notes are outstanding when the principal of any Galaxy Investments Note becomes due, then such principal payment shall be deferred until not earlier than the 91st day after the date when none of the Notes are outstanding. The Galaxy Investments Notes bear interest at the rate of 17.5% per annum payable annually in arrears beginning December 31, 1995 in cash or, at Galaxy Investments' option, the form of additional Galaxy Investments Notes in an original principal amount equal to such interest then payable. In December, 1995, the Securities Purchase Agreement was amended to reflect additional promissory notes in the aggregate principal amount of approximately $13.7 million issued in connection with the purchase of additional cable systems. These notes bear interest at the rate of 17.5% per annum payable annually in arrears beginning December 31, 1996, in cash or, at Galaxy Investments' option, the form of additional Galaxy Investments Notes in an original principal amount equal to such interest then payable.

In December, 1995, at Galaxy Investments' option, additional Galaxy Investments Notes were issued to pay accrued interest on The Galaxy Investments Notes in the aggregate principal amount of approximately $4.9 million.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements. Reference is made to the Index on Page F-1 (included in Part II, Item 8) for a list of all financial statements filed as part of this Report.

(a)(2) Financial Statement Schedules. The following consolidated financial statement schedule (and related report thereon) is included in this report in accordance with Item 8 and paragraph (d) of Item 14:

               Report of Independent Accountants..............S-1
               Schedule II - Valuation and
                    Qualifying Accounts.......................S-2

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

                             GALAXY TELECOM, L.P.
                             By:  Galaxy Telecom Inc.
                             As General Partner





                              /s/ Tommy L. Gleason, Jr
        March 29, 1996     _______________________________________
                             By:  Tommy L. Gleason, Jr.
                                  President and Chief Executive Officer



                             GALAXY TELECOM CAPITAL CORP.





                              /s/ Tommy L. Gleason, Jr
         March 29, 1996     ________________________________________
                             By:  Tommy L. Gleason, Jr
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each of the Registrants and in the capacities and on the dates indicated


Name                               Title                        Date
- ------------                  ---------------------          ------------



/s/ Tommy L. Gleason, Jr.
______________________        Director, President and       March 29, 1996
Tommy L. Gleason, Jr.         Chief Executive Officer
                              (Principal Executive
                              Officer)


/s/ J. Keith Davidson
______________________        Director and Vice             March 29, 1996
J. Keith Davidson             President-Finance
                              (Principal Financial
                              and Accounting Officer)


/s/ William P. Collatos
______________________        Director                      March 29, 1996
William P. Collatos




/s/ Kenneth T. Schiciano
______________________        Director                      March 29, 1996
Kenneth T. Schiciano



/s/ Richard P. Tadler
______________________        Director                      March 29, 1996
Richard P. Tadler

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION
15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT
TO SECTION 12 OF THE ACT.

No Annual report to security holders covering the Co-Registrants' latest fiscal year and no proxy statement, form of proxy or other proxy soliciting material has been sent to security holders. Such report or proxy material shall be furnished to security holders subsequent to the filing of this Report on Form 10-K and copies of such material shall be furnished to the Commission when it is sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             GALAXY TELECOM, L.P.
                             By:  Galaxy Telecom Inc.
                             as General Partner


                              /s/ J. Keith Davidson
        April 16, 1996     _______________________________________
                             By:  J. Keith Davison, Vice President-Finance
                                 (Principal Financial and Accounting Officer)


                             GALAXY TELECOM CAPITAL CORP.


                              /s/ J. Keith Davidson
        April 16, 1996     _______________________________________
                             By:  J. Keith Davison, Vice President-Finance
                                 (Principal Financial and Accounting Officer)