Form 10-Q
period 1996-03-31
GALAXY TELECOM LP
filed 1996-05-15
CIK 948945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           ------------------------

                                   FORM 10-Q

____X_____    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1996

                                      OR

___________     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________


                        Commission file number 33-95298
                      Commission file number 33-95298-01

                             GALAXY TELECOM, L.P.
                       GALAXY  TELECOM CAPITAL CORP.
         (Exact names of Co-Registrant as specified in their charters)

                   Delaware                               43-1697125
- - ---------------------------------------     ----------------------------------
     (States or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)

 1220 North Main, Sikeston, Missouri                       63801
- - ---------------------------------------     ----------------------------------
(Address of principal executive offices)                (zip code)

Registrant telephone number, including area code: (573) 472-8200

Indicate by check mark whether the Co-Registrants (1) have filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Co-Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

           Yes  _____X______                  No  _____________

Number of shares of common stock of Galaxy Telecom Capital Corp. outstanding as of April 30, 1996: 100

                             GALAXY TELECOM, L.P.
                         GALAXY TELECOM CAPITAL CORP.
                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX


                                                                      PAGE
PART I.    Financial Information

   Item 1.   Consolidated Financial Statements-Galaxy Telecom, L.P.  .....3
                 Notes to Consolidated Financial Statements...............7

   Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results of Operations...10

PART II.   Other Information.............................................14

                             GALAXY TELECOM, L.P.
                         CONSOLIDATED BALANCE SHEETS

                                                           March 31,   December 31,
ASSETS                                                         1996           1995
                                                        ------------   ------------
(Unaudited)

Cash and cash equivalents                               $  2,953,244   $  3,430,835

Subscriber receivables, net of allowance for doubtful
accounts of $742,451 and $834,425, respectively            1,303,199      3,512,141

Systems and equipment, net                               125,245,794    126,312,055

Intangible assets, net                                    64,221,830     65,047,002

Deposit on pending acquisitions                            9,192,555

Prepaids and other                                         2,137,200      1,611,158
                                                        ------------   ------------

Total assets                                            $205,053,822   $199,913,191
                                                        ============   ============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                   $  7,457,622   $  9,569,072

Subscriber deposits and deferred revenue                     682,112      2,646,413

Long-term debt                                           157,967,343    145,526,955
                                                        ------------   ------------

Total liabilities                                        166,107,077    157,742,440
                                                        ------------   ------------

Commitments and contingencies

Partners' capital:
General partners                                          31,945,745     35,169,751
Limited partners                                           7,001,000      7,001,000
                                                        ------------   ------------

Total partners' capital                                   38,946,745     42,170,751
                                                        ------------   ------------

Total liabilities and partners' capital                 $205,053,822   $199,913,191
                                                        ============   ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                             GALAXY TELECOM, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the three months ended
                                                                      March 31,
                                                1996                   1995
                                           -----------------       -----------
                                                (Unaudited)         (Unaudited)

Revenues                                      $ 14,475,398        $  6,616,415
                                            ---------------       ------------

Operating expenses:
   Systems operations                            6,451,084           2,879,516
   Selling, general and administrative           1,572,354             770,112
   Management fee to affiliate                     651,393             363,755
   Depreciation and amortization                 4,428,368           2,584,832
                                            ---------------        ------------

Total operating expenses                        13,103,199           6,598,215
                                             --------------        -------------

Operating income (loss)                          1,372,199              18,200

Interest expense                                (4,642,220)         (1,838,321)
Interest income and other                           46,015              34,650
                                          -----------------      --------------

   Net loss                                  $  (3,224,006)       $ (1,785,471)
                                             ==============      ==============


The accompanying notes are an integral part of the consolidated financial statements.

                                   GALAXY TELECOM, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                         Limited Partners
                                 General         -------------------------------------------------------------------
                                Partners         Class B        Class C        Class D        Class E          Total          Total
                             ------------    ------------  -------------  -------------  -------------  -------------  ------------

Contributions               $ 29,625,000    $      1,000   $    416,000   $  6,384,000              0   $  6,801,000     $36,426,00

Syndication and trans-
  action costs                  (730,171)              0              0              0              0              0       (730,171)

Net loss for period             (175,311)              0              0              0              0              0       (175,311)
                             ------------    ------------  -------------  -------------  -------------  -------------  ------------
Balance, December 31,
         1994                 28,719,518           1,000        416,000      6,384,000              0      6,801,000     35,520,518

Contributions                 15,000,000               0              0              0   $    200,000        200,000     15,200,000

Net loss for period           (8,549,767)              0              0              0              0              0     (8,549,767)
                            ------------    ------------  -------------  -------------  -------------  -------------   ------------
Balance, December 31,
         1995                 35,169,751           1,000        416,000      6,384,000        200,000      7,001,000     42,170,751

Net loss for period
 (Unaudited)                  (3,224,006)              0              0              0              0              0     (3,224,006)
                            ------------    ------------  -------------  -------------  -------------  -------------   ------------
Balance, March 31,
        1996                $ 31,945,745    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000   $ 38,946,745
                            ============    ============   ============   ============   ============   ============   ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                            5

                             GALAXY TELECOM, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the three months ended
                                                                           March 31,
                                                                      1996            1995
                                                                 ------------   -----------
                                                                  (Unaudited)
Cash flows from operating activities:

   Net loss                                                     $ (3,224,006)  $ (1,785,471)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation and amortization expense                        4,428,368      2,584,832
      Amortization of debt issue costs                               274,536        154,490
      Financeable interest                                           132,124
      Provision for doubtful accounts receivable                     289,336         91.462
      Changes in assets and liabilities:
         Subscriber receivables                                    1,919,606        181,054
         Prepaids and other                                         (526,042)      (108,407)
         Accounts payable and accrued expenses                    (2,111,450)     1,291,832
         Subscriber deposits and deferred revenues                (1,964,301)      (299,946)

         Net cash provided by (used in) operating activities        (781,829)     2,109,846
                                                                ------------   ------------

Cash flows from investing activities:
   Acquisition of cable systems                                            0     (3,550,000)
   Deposit on pending acquisitions                                (9,192,555)
   Capital expenditures                                           (2,761,427)      (811,870)
   Other intangible assets                                           (50,043)       (48,056)
                                                                ------------   ------------

         Net cash used in investing activities                   (12,004,025)    (4,409,926)
                                                                ------------   ------------


Cash flows from financing activities:

   Borrowings under term  debt and revolver                       17,350,000      3,350,000
   Payments on term debt                                          (5,041,736)      (337,500)
   Partner contributions                                             200,000
                                                                ------------   ------------

         Net cash provided by financing activities                12,308,264      3,212,500
                                                                ------------   ------------

Net increase (decrease) in cash                                     (477,591)       912,420

Cash and cash equivalents,  beginning of period                    3,430,835      2,890,410
                                                                ------------   ------------

Cash and cash equivalents, end of period                        $  2,953,244   $  3,802,830
                                                                ============   ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

GALAXY TELECOM, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1.  STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

    The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The results for March 31, 1996, and for the three months then ended are not necessarily indicative of the results for the entire 1996 fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

    Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of the Partnership. Capital Corp. did not have any significant operations for the period ended March 31, 1996.

         The following notes, insofar as they are applicable to the three months ended March 31, 1996 and March 31, 1995, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessarily for a fair presentation of such financial statements are included.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid during the three months ended March 31, 1996 was approximately $7.8 million. Interest paid during the three months ended March 31, 1995 was approximately $0.8 million.

    There were no noncash transactions for the three months ended March 31, 1996. During the three months ended March 31, 1995, $200,000 of Class E limited partner interest was issued in acquisition of cable television systems.

3.  NOTES PAYABLE

    Notes Payable consist of the following:

                                 March 31,    December 31,
                                    1996            1995
                                               (Unaudited)

Revolving Credit Facility   $  29,850,000    $  17,500,000
Term Loan                       8,000,000        8,000,000
Financeable interest              578,170          446,046
Senior Subordinated Notes     120,000,000      120,000,000
Unamortized discount             (577,786)        (585,000)
Other                             116,959          165,909
                            -------------    -------------
   Total Notes Payable      $ 157,967,343    $ 145,526,955
                            =============    =============


4.  RELATED PARTY TRANSACTIONS:

      The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. Beginning December 1, 1995, management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Prior to December 1, 1995, the fees were calculated at 5.5%. Management fees totaled $651,393 for the three months ended March 31, 1996 and $363,755 for the three months ended March 31, 1995.

5.  PURCHASE OF CABLE TELEVISION SYSTEMS

      On March 29, 1996, the Partnership initiated the acquisition of certain assets comprising 30 cable television systems of Cablevision of Texas III, Empire Communications, and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of $10.16 million, effective April 1996. The Cablevision of Texas Systems passes 11,771 homes located in Kansas, with 347 miles of plant, for a density of 33.9 homes per mile. The Cablevision of Texas Systems serves approximately 8,750 basic subscribers and has a basic penetration rate of 74.4% as of March 31, 1996. The Partnership paid a $9.19 million deposit on March 29, 1996, and paid the remaining $.97 million during April 1996.



6.  PENDING ACQUISITIONS AND TRADES

      On August 16, 1995, the Partnership signed a letter of intent to purchase certain assets comprising a cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of $.5 million which is subject to reduction in the event fewer than 588 basic subscribers exist at closing. As of December 31, 1995, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of 30.4 homes per mile. The Five Rivers System served approximately 600 basic subscribers and had a basic penetration rate of approximately 82.2% as of March 31, 1996.

      On March 14, 1996, the Partnership entered into a definitive agreement to trade certain of its assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for certain assets comprising approximately 7 cable television systems of TCI (the "TCI Systems") located in northern Mississippi. As of December 31, 1995, the Partnership's Shawnee County System passed 9,143 homes, with 315 miles of plant, resulting in a density of 29.0 homes per mile. The Shawnee County System served approximately 7,200 basic subscribers and had a basic penetration rate of approximately 78.7% as of December 31, 1995. As of December 31, 1995, the TCI Systems passed 16,897 homes, with 445 miles of plant, resulting in a density of 38.0 homes per mile. The TCI System served approximately 10,275 basic subscribers and had a basic penetration rate of approximately 60.8% as of December 31, 1995.

7. SUBSEQUENT EVENTS

      On April 1, 1996, the Partnership acquired certain assets comprising 8 cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of $1.05 million. As of December 31, 1995, the Hurst Systems passed approximately 1,830 homes located in Kansas, with 50 miles of plant, for a density of 36.6 homes per mile. The Hurst Systems served approximately 1,371 basic subscribers and had a basic penetration rate of 76.8% as of March 31, 1996.

       On April 3, 1996, the Partnership entered into a definitive agreement to purchase certain systems comprising 8 cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of $0.3 million. As of December 31, 1995, the High Plains Systems passed 580 homes located in Kansas, with 20 miles of plant, for a density of 29 homes per mile. The High Plains Systems served approximately 323 basic subscribers and had a basic penetration rate of approximately 55.7% as of March 31, 1996.

       On April 13, 1996, the Partnership acquired certain assets comprising 6 cable television systems of Midcontinent Cable Systems (the "Midcontinent Systems") for a purchase price of $1.4 million. As of December 31, 1995, the Midcontinent Systems passed 1,853 homes located in Nebraska, with 32 miles of plant, for a density of 57.9 homes per mile. The Midcontinent Systems served approximately 1,326 basic subscribers and had a basic penetration rate of approximately 71.6% as of March 31, 1996.

      PART I.  FINANCIAL INFORMATION

      Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      Galaxy Telecom, L.P. (The "Partnership") began operations on December 23, 1994. The Partnership acquired certain cable television systems of Galaxy Cablevision, L.P., Vantage Cable Associates, L.P., Vista Communications Limited Partnership III and Chartwell Cable on December 23, 1994, and certain other cable systems of Galaxy Cablevision on March 31, 1995, for aggregate consideration of $97.9 million.

      The Partnership completed, in September 1995, a public offering of Senior Subordinated Notes due 2005, in the face amount of $120,000,000. The Partnership received proceeds from these bonds, net of expenses, in the amount of $115,800,000. The proceeds of the notes were used for restructuring debt and future expansion of the Partnership.

      During the fourth quarter of 1995, the Partnership acquired certain cable television systems of Douglas Cable Communications Limited Partnership, Friendship Cable Southeast, Vista/Narragansett Cable, L.P., Vista Communications Limited Partnership I, and Phoenix Cable (collectively the "Acquired Systems") for aggregate consideration of $88.7 million. These acquisitions resulted in a substantial increase in the subscriber base, revenues and expenses of the Partnership.

RESULTS OF OPERATIONS:

      The Partnership had approximately 82,200 basic subscribers on March 31, 1995. As of March 31, 1996, the Partnership had approximately 162,400 basic subscribers.

       The Partnership generated revenues in the amount of $14,475,398 for the three months ended March 31, 1996, an average of $29.68 per subscriber. For the three months ended March 31, 1995, the Partnership generated revenues in the amount of $6,616,526, an average of $27.15 per subscriber. This increase is due to an increase in the Partnership's late fee revenue and a higher basic rate per subscriber from the systems acquired from Friendship Cable Southeast, Vista/Narraganset Cable, L.P. and Vista Communications Limited Partnership I.

      For the three months ended March 31, 1996 and March 31, 1995 system operating expenses were $6,451,084 and $2,879,516, respectively. These expenses increased as a percentage of revenue from 43.5% in 1995 to 44.6% in 1996. This increase was due to an increase in franchise fee expense and bad debt and collection expenses of the Acquired Systems.

      Selling, general and administrative expenses increased from $770,112, to $1,572,354 for the three months ended March 31, 1996 and March 31, 1995, respectively. These expenses decreased as a percentage of revenue from 11.6% in 1995 to 10.9% in 1996. This decrease was achieved through the ability to spread administrative costs from the Partnership's two regional service centers over a larger subscriber base as total administrative costs decreased as a percentage of revenue from 10.8% in 1995 to 9.45% in 1996. This decrease in administrative expenses was offset somewhat by an increase in marketing expenses from .8% of revenue in 1995 to 1.41% of revenue in 1996.

      For the three months ended March 31, 1996 and March 31, 1995 management fees to affiliates were $651,393 and $363,755, respectively. These fees decreased to 4.5% of revenue from 5.5% of revenue as stipulated in the Partnership's management agreement with Galaxy Systems Management, Inc. due to the addition of the Acquired Systems.


        For the three months ended March 31, 1996 and March 31, 1995, interest expense was $4,642,220 and $1,683,831 , respectively. The increase of $2,803,899 was a direct result of the issuance of the 12.375% Senior Subordinated Notes described above. Other income was $46,015 for the three months ended March 31, 1996 and $34,650 for the three months ended March 31, 1995, an increase of $11,365 or 24.7%. This increase was the result of money received on the disposition of minor assets with no book value.

      The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months March 31, 1996 and March 31, 1995.



                                              March 31, 1996       March 31, 1995
                                              --------------       --------------
                                            Amount     %age       Amount     %age
                                            ------     ----       ------     ----

Subscription service revenue              $ 14,475    100.0%    $  6,616    100.0%
                                          --------    -----     --------    -----

Operating expenses:
    System operations                        6,451     44.5%       2,880     43.5%
    Selling, general and administrative      1,572     10.9%         770     11.6%
    Management fees                            651      4.5%         364      5.5%
    Depreciation and amortization            4,703     32.5%       2,739     41.8%

    Total operating expenses                13,377     92.4%       6,753    102.1%
                                          --------    -----     --------    -----

Operating income (loss)                      1,098      7.6%        (137)    (2.1%)

     Interest expense                       (4,368)   (30.2%)     (1,684)   (25.4%)
     Other income (expense)                     46      0.3%          35       .5%
                                          --------    -----     --------    -----
 Net loss                                 $ (3,224)   (22.3%)   $ (1,785)   (27.0%)
                                          ========    =====     ========    =====

LIQUIDITY AND CAPITAL RESOURCES:

     As of March 31, 1996, the Partnership had $2,953,244 in cash and cash equivalents. Total liabilities (other than notes payable) exceed cash and cash equivalents by $5,186,490.

    The Partnership generated $5,800,567 of operating cash flow (40.1% of revenue) for the three months ended March 31, 1996. The Partnership generated $2,739,322 of operating cash flow (39.3% of revenue) for the three months ended March 31, 1995. This improvement of $3,061,245 was a result of the acquisition of cable systems during the fourth quarter of 1995.

    On March 29, 1996, the Partnership paid a deposit of $9.19 million to acquire certain assets comprising 30 cable television systems of Cablevision of Texas III, Empire Communications, and Empire Cable of Kansas (the "Cablevision of Texas Systems"). The transaction was completed on April 1, 1996, with the Partnership paying the remainder of the total purchase price of $10.16 million, or $.97 million. In April 1996, the Partnership also completed the acquisitions of the Hurst Systems, the High Plains Systems and the Midcontinent Systems for an aggregate amount of approximately $2.75 million. See Note 7 to Notes to the Consolidated Financial Statements for a description of each of the acquisitions.

    The Partnership had an aggregate of approximately $158.0 million of indebtedness as of March 31, 1996, representing $120 million of Senior
Subordinated Notes and $38 million of bank debt. The bank debt includes a Revolving Credit Facility under which the Partnership may make revolving borrowings of up to $58.5 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility will require the Partnership to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit the Partnership's ability to borrow under the Revolving Credit Facility. The Partnership presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems.As of March 31, 1996, the Partnership has borrowings under the Reveolving Credit Facility of $29.9 million, which include borrowings used to fund the acquisitions of the Calevision of Texas, Hurst, High Plains and Midcontinent Systems. The bank debt also includes a term loan of $8.0 million. The term loan will remain outstanding until December 1996, when it becomes prepayable at par and at which point the Partnership presently intends to repay in full.

      As of March 31, 1996, the Partnership had $125,245,794 in systems and equipment consisting of $120,389,357 of cable television systems and $4,856,437 of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. The Partnership had capital expenditures (exclusive of system acquisitions) of $2,761,427 for the three months ended March 31, 1996, and $811,870 for the three months ended March 31, 1995. These capital expenditures were financed mainly through the revolving credit facility and cash flows from operations. The capital expenditures included channel and subscriber additions, and the maintenance, expansion and improvements of cable properties, plant and equipment. During the first three months of 1996, the Partnership's capital expenditures were primarily used to install OmniTRACS units in newly acquired vehicles, expand office space, eliminate headends by interconnecting adjacent systems with fiber-optic cable, expand and wire related headend buildings and electronic equipment, and perform routine maintenance of the existing cable plant.

    The Partnership's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements, with the exception of the above acquisitions of cable systems, which have been funded principally through borrowings under the Revolving Credit Facility. The Partnership expects that it will be able to meet its short- and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and borrowings under the Revolving Credit Facility.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

      Item 6.     Exhibits and Reports on Form 8-K

                  During the three months ended March 31, 1996, the Company filed a Current Report on Form 8-K dated December 1, 1995, as amended on Form 8-K/A on March 15, 1996, relating to the acquisition of cable systems from Douglas Cable Communications Limited Partnership on December 1, 1995, and the acquisitions of cable systems from Buford Group, Inc.,
      Vista/Narragansett Cable, L.P. and Vista Communications Limited Partnership I on December 29, 1995. The following financial statements were filed with such Report:

                        (i)  Douglas Cable Communications Limited Partnership

                        Independent Auditors' Report

                        Balance Sheets as of November 30, 1995 (unaudited), December 31, 1994 and December 31, 1993

                        Statements of Operations for the Eleven Months Ended November 30, 1995 (unaudited) and for the Years Ended December 31, 1994, December 31, 1993 and December 31, 1992

                        Statements of Partners' Deficit for the Eleven Months Ended November 30, 1995 (unaudited) and for the Years Ended December 31, 1994, December 31, 1993 and December 31, 1992

                        Statements of Cash Flows for the Eleven Months Ended November 30, 1995 (unaudited) and for the Years Ended December 31, 1994, December 31, 1993 and December 31, 1992

                        Notes to Financial Statements

                        (ii) Friendship Cable Southeast, A Division of Buford Group, Inc.

                        Independent Auditors' Report

                        Combined Balance Sheets as of November 30, 1995 (unaudited) and December 31, 1994

                        Combined Statements of Operations for the Eleven Months Ended November 30, 1995 (unaudited) and for the Year Ended December 31, 1994

                        Combined Statements of Division Equity for the Eleven Months Ended November 30, 1995 and for the Year Ended December 31, 1994

                        Combined Statements of Cash Flows for the Eleven Months Ended November 30, 1995 (unaudited) and for the Year Ended December 31, 1994

                        Notes to Combined Financial Statements

                        (iii)  Vista/Narragansett Cable L.P.

                        Report of Independent Accountants

                        Balance Sheet as of December 29, 1995 (unaudited)

                        Statement of Operations for the Period from January 1, 1995 to December 29, 1995 (unaudited)

                        Statement of Changes in Partners' Deficit for the Period from January 1, 1995 to December 29, 1995 (unaudited)

                        Statement of Cash Flows for the Period from January 1, 1995 to December 29, 1995 (unaudited)

                        Notes to Financial Statements (unaudited)

                        Balance Sheets as of December 31, 1994 and December 31, 1993

                        Statements of Operations for the Years Ended December 31, 1994 and December 31, 1993

                        Statements of Changes in Partners' Deficit for the Years Ended December 31, 1994 and December 31, 1993

                        Statements of Cash Flows for the Years Ended December 31, 1994 and December 31, 1993

                        Notes to Financial Statements

                        (iv)  Vista Communications Limited Partnership I

                        Report of Independent Accountants

                        Balance Sheet as of December 29, 1995 (unaudited)

                        Statement of Operations for the Period from January 1, 1995 to December 29, 1995 (unaudited)

                        Statement of Changes in Partners' Deficit for the Period from January 1, 1995 to December 29, 1995 (unaudited)

                        Statement of Cash Flows for the Period from January 1, 1995 to December 29, 1995 (unaudited)

                        Notes to Financial Statements (unaudited)

                        Balance Sheet as of December 31, 1994

                        Statements of Operations for the Years Ended December 31, 1994 and December 31, 1993

                        Statements of Changes in Partners' Deficit for the Years Ended December 31, 1994 and December 31, 1993

                        Statements of Cash Flows for the Years Ended December 31, 1994 and December 31, 1993

                        Notes to Financial Statements

                        (v)  Pro forma financial information

                        Introductory Paragraphs

                        Pro Forma Statement of Operations for the Year Ended December 31, 1995

                        Unaudited Historical Balance Sheet as of December 31,
                        1995

                        Notes to Pro Forma Statement of Operations

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GALAXY TELECOM, L.P.
                           BY:   Galaxy Telecom, Inc
                                  as General Partner




Date: May 10, 1996              \s\ J. Keith Davidson
                                ------------------------------------
                           BY:   J. Keith Davidson
                                 Vice President-Finance (Principal
                                 Financial Officer)



                                 GALAXY TELECOM CAPITAL CORP.





Date: May 10, 1996               \s\ J. Keith Davidson
                                 -----------------------------------
                           BY:   J. Keith Davidson
                                 Vice President-Finance (Principal
                                 Financial Officer)