Form 10-Q/A
period 1996-03-31
GALAXY TELECOM LP
filed 1996-07-03
CIK 948945

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

                             GALAXY TELECOM, L.P.
                       GALAXY  TELECOM CAPITAL CORP.
         (Exact names of Co-Registrant as specified in their charters)

                   Delaware                               43-1697125
- ---------------------------------------     ----------------------------------
     (States or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)

 1220 North Main, Sikeston, Missouri                       63801
- ---------------------------------------     ----------------------------------
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