Form 10-Q
period 1996-06-30
GALAXY TELECOM LP
filed 1996-08-14
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-Q

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ____________

                         Commission file number 33-95298

                              GALAXY TELECOM, L.P.
             (Exact name of Registrant as specified in its charter)

         Delaware                                       43-1697125
 (States or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)

 1220 North Main, Sikeston, Missouri                       63801
(Address of principal executive offices)                (zip code)

Registrant telephone number, including area code: (573) 472-8200

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

           Yes       X                                     No
                -----------                                    -----------

                              GALAXY TELECOM, L.P.
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX


                                                                           PAGE
PART I.   Financial Information

   Item 1. Consolidated Financial Statements-Galaxy Telecom, L.P.  ..........3
           Notes to Consolidated Financial Statements........................7

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................10

PART II.  Other Information.................................................14

Signatures..................................................................15

                             GALAXY TELECOM, L.P.
                         CONSOLIDATED BALANCE SHEETS

                                                June 30,       December 31,
 ASSETS                                          1996              1995
                                          --------------       -----------
                                              (Unaudited)

Cash and cash equivalents                     $2,516,102        $3,430,835

Subscriber receivables, net of allowance for
     doubtful accounts of $371,883 and
     $834,425, respectively                    6,485,353         3,512,141

Systems and equipment, net                   137,993,625       126,312,055

Intangible assets, net                        65,698,251        65,047,002

Prepaids and other                             1,672,896         1,611,158
                                           --------------    -------------

Total assets                               $ 214,366,227     $ 199,913,191
                                           ==============    =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $ 14,249,913       $9,569,072

Subscriber deposits and deferred revenue       5,394,903         2,646,413

Long-term debt                               159,526,915       145,526,955
                                          ---------------   --------------

Total liabilities                            179,171,731       157,742,440
                                          ---------------   --------------

Commitments and contingencies

Partners' capital:
     General partners                         28,193,496        35,169,751
     Limited partners                          7,001,000         7,001,000
                                           --------------  ---------------

Total partners' capital                       35,194,496        42,170,751
                                           --------------  ---------------

Total liabilities and partners' capital     $ 214,366,227    $ 199,913,191
                                            =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

                                   GALAXY TELECOM, L.P.
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the three months ended     For the six months ended
                                                     June 30                        June 30
                                          ----------------------------   -----------------------------
                                              1996             1995          1996             1995
                                          ------------    ------------    ------------    ------------
                                          (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

Revenues                                 $ 15,544,923    $  7,090,861    $ 30,020,321    $ 13,707,276
                                         ------------    ------------    ------------    ------------

Operating expenses:
   Systems operations                       6,880,625       3,196,284      13,331,709       6,075,800
   Selling, general and administrative      1,791,827         762,151       3,364,181       1,532,263
   Management fee to affiliate                699,466         389,981       1,350,859         753,736
   Depreciation and amortization            5,366,705       2,158,929       9,520,537       4,743,761
                                         ------------    ------------    ------------    ------------

Total operating expenses                   14,738,623       6,507,345      27,567,286      13,105,560
                                         ------------    ------------    ------------    ------------

Operating income                              806,300         583,516       2,453,035         601,716

Interest expense                           (4,545,580)     (1,954,711)     (9,462,336)     (3,793,032)
Interest income and other                     (12,969)         21,218          33,046          55,868
                                         ------------    ------------    ------------    ------------

   Net loss                              $ (3,752,249)   $ (1,349,977)   $ (6,976,255)   $ (3,135,448)
                                         ============    ============    ============    ============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                   GALAXY TELECOM, L.P.
                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                    Limited Partners
                             General      -------------------------------------------------------------------------
                            Partners         Class B        Class C       Class D        Class E          Total           Total
                         ------------    ------------   ------------   ------------   ------------   ------------   ------------

Contributions            $ 29,625,000    $      1,000   $    416,000   $  6,384,000              0   $  6,801,000   $ 36,426,000

Syndication and trans-
  action costs               (730,171)              0              0              0              0              0       (730,171)

Net loss for period          (175,311)              0              0              0              0              0       (175,311)
                         ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
        1994               28,719,518           1,000        416,000      6,384,000              0      6,801,000     35,520,518

Contributions              15,000,000               0              0              0   $    200,000        200,000     15,200,000

Net loss for period        (8,549,767)              0              0              0              0              0     (8,549,767)
                         ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
       1995                35,169,751           1,000        416,000      6,384,000        200,000      7,001,000     42,170,751

Net loss for period
 (Unaudited)               (6,976,255)              0              0              0              0              0     (6,976,255)
                         ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, June 30,
       1996              $ 28,193,496    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000   $ 35,194,496
                         ============    ============   ============   ============   ============   ============   ============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                        5

                              GALAXY TELECOM, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the six months ended
                                                                June 30,
                                                   ----------------------------
                                                         1996           1995
                                                    ------------    ------------
                                                    (Unaudited)     (Unaudited)

Cash flows from operating activities:

     Net loss                                      $ (6,976,255)   $ (3,135,448)
     Adjustments to reconcile net loss to net cash provided by operating activities:

     Depreciation and amortization expense            9,520,178       4,745,901
     Amortization of debt issue costs                   504,978         308,980
     Financeable interest                               269,018         231,742
     Provision for doubtful accounts receivable         531,835         217,537
     Loss on sale of assets                              26,492

     Changes in assets and liabilities:
         Subscriber receivables                      (3,505,047)       (409,174)
         Prepaids and other                             (61,738)       (185,002)
         Accounts payable and accrued expenses        4,680,841       1,225,853
         Subscriber deposits and deferred revenues    2,748,490         152,184
                                                   ------------    ------------

Net cash provided by  operating activities            7,738,792       3,152,573
                                                   ------------    ------------

Cash flows from investing activities:

     Acquisition of cable systems                   (12,887,775)     (3,521,588)
     Capital expenditures                            (9,324,892)     (1,492,560)
     Proceeds from sale of assets                        56,974
     Other intangible assets                           (166,003)        (45,862)
                                                   ------------    ------------

Net cash used in investing activities               (22,322,906)     (5,060,010)
                                                   ------------    ------------

Cash flows from financing activities:

     Net borrowings-Revolving Credit Facility        13,760,000       2,850,000
     Payments on other debt                             (90,619)
     Payments of debt issue costs                      (855,527)
                                                   ------------    ------------

Net cash provided by financing activities            13,669,381       1,994,473
                                                   ------------    ------------

Net increase (decrease) in cash                        (914,733)         87,036
                                                   ------------    ------------

Cash and cash equivalents,  beginning of period       3,430,835       2,890,410
                                                   ------------    ------------

Cash and cash equivalents, end of period           $  2,516,102    $  2,977,446
                                                   ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

GALAXY TELECOM, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1.    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

      The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. The results for June 30, 1996, and for the six months then ended are not necessarily indicative of the results for the entire 1996 fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

     Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of the Partnership. Capital Corp. did not have any significant operations for the period ended June 30, 1996.

           The following notes, insofar as they are applicable to the six months ended June 30, 1996 and June 30, 1995, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessarily for a fair presentation of such financial statements are included.

2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the three months ended June 30, 1996 was approximately $1.1 million. Interest paid during the six months ended June 30, 1996 was approximately $8.9 million. Interest paid during the three months ended June 30, 1995 was approximately $2.7 million. Interest paid during the six months ended June 30, 1995 was approximately $3.5 million.

      For the six months ended June 30, 1996, the Partnership traded the Shawnee County Systems located in Shawnee and Jefferson counties in Kansas for the TCI Systems located in various counties in northern Mississippi (See Note 5 ). During the six months ended June 30, 1995, $200,000 of Class E limited partner interest was issued in acquisition of cable television systems.

3.    NOTES PAYABLE

     Notes Payable consist of the following:
                                               June 30,            December 31,
                                                1996                    1995
                                             -------------        -------------
                                               (Unaudited)

Revolving Credit Facility                    $  31,260,000        $  17,500,000
Term Loan                                        8,000,000            8,000,000
Financeable interest                               715,063              446,046
Senior Subordinated Notes                      120,000,000          120,000,000
Unamortized discount                              (516,223)            (585,000)
Other                                               68,075              165,909
                                             -------------        -------------
   Total Notes Payable                       $ 159,526,915        $ 145,526,955
                                             =============        =============


4.  RELATED PARTY TRANSACTIONS:

         The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. Beginning December 1, 1995, management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Prior to December 1, 1995, the fees were calculated at 5.5%. Management fees totaled $699,466 for the three months ended June 30, 1996 and $389,981 for the three months ended June 30, 1995. Management fees totaled $1,350,859 for the six months ended June 30, 1996 and $753,736 for the six months ended June 30, 1995.

5.  PURCHASE OF CABLE TELEVISION SYSTEMS

         On April 1, 1996, the Partnership acquired certain assets comprising 30 cable television systems of Cablevision of Texas III, Empire Communications, and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of $10.16 million. The Cablevision of Texas Systems pass 11,771 homes located in Kansas, with 347 miles of plant, for a density of 33.9 homes per mile. The
Cablevision of Texas Systems serve approximately 8,750 basic subscribers and have a basic penetration rate of 74.3% as of March 31, 1996. The Partnership paid a $9.19 million deposit on March 31, 1996, and paid the remaining $.97 million during April 1996.

         On April 13, 1996, the Partnership acquired certain assets comprising 8 cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of $1.05 million. As of December 31, 1995, the Hurst Systems passed approximately

1,830 homes located in Kansas, with 50 miles of plant, for a density of 36.6 homes per mile. The Hurst Systems served approximately 1,371 basic subscribers and had a basic penetration rate of 74.9% as of March 31, 1996.

          On April 3, 1996, the Partnership entered into a definitive agreement to purchase certain systems comprising 8 cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of $0.27 million. As of December 31, 1995, the High Plains Systems passed 580 homes located in Kansas, with 20 miles of plant, for a density of 29 homes per mile. The High Plains Systems served approximately 323 basic subscribers and had a basic penetration rate of approximately 55.7% as of March 31, 1996.

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

         On June 15, 1996, the Partnership traded certain of its assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for certain assets comprising approximately 7 cable television systems of TCI (the "TCI Systems") located in northern Mississippi. As of December 31, 1995, the Partnership's Shawnee County System passed 9,143 homes, with 315 miles of plant, resulting in a density of 29.0 homes per mile. The Shawnee County System served approximately 7,200 basic subscribers and had a basic penetration rate of approximately 78.7% as of December 31, 1995. As of December 31, 1995, the TCI Systems passed 16,897 homes, with 445 miles of plant, resulting in a density of
38.0 homes per mile. The TCI Systems served approximately 10,275 basic subscribers and had a basic penetration rate of approximately 60.8% as of December 31, 1995.


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

         PART I.  FINANCIAL INFORMATION

     Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Galaxy Telecom, L.P. (the "Partnership") began operations on December 23, 1994. The Partnership acquired certain cable television systems of Galaxy Cablevision, L.P., Vantage Cable Associates, L.P., Vista Communications Limited Partnership III and Chartwell Cable on December 23, 1994, and certain other cable systems of Galaxy Cablevision on March 31, 1995, for aggregate consideration of $98.8 million.

     The Partnership completed, in September 1995, a public offering of 12.375% Senior Subordinated Notes due 2005, in the face amount of $120,000,000 (the "Notes"). The Partnership received proceeds from the Notes, net of expenses, in the amount of $115,800,000. The proceeds of the Notes were used for restructuring debt and future expansion of the Partnership.

     During the fourth quarter of 1995, the Partnership acquired certain cable television systems of Douglas Cable Communications Limited Partnership, Friendship Cable Southeast, Vista/Narragansett Cable, L.P., Vista Communications Limited Partnership I, and Phoenix Cable (Together with the systems acquired during the second quarter of 1996, the "Acquired Systems") for aggregate consideration of $88.7 million. These acquisitions resulted in a substantial increase in the subscriber base, revenues and expenses of the Partnership. See
Note 5 to Notes to the Consolidated Financial Statements for a description of the systems acquired during the three months ended June 30, 1996.

RESULTS OF OPERATIONS:

     The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months and six months ended June 30, 1996 and June 30, 1995. Amounts shown are in thousands.

                                         For the three months ended June 30,     For the six months ended June 30,
                                        -------------------------------------   ------------------------------------
                                                1996               1995                1996               1995
                                        ----------------    ----------------    ----------------    ----------------
                                          Amount    %age      Amount    %age      Amount    %age      Amount    %age
                                        --------   -----    --------   -----    --------   -----    --------   -----

Revenues                                $ 15,544   100.0%   $  7,091   100.0%   $ 30,020   100.0%   $ 13,707   100.0%
                                        --------   -----    --------   -----    --------   -----    --------   -----

Operating expenses:
   System operations                       6,880    44.3%      3,196    45.1%     13,332    44.4%      6,086    44.3%
   Selling, general and administrative     1,792    11.5%        762    10.7%      3,364    11.2%      1,563    11.2%
   Management fees                           699     4.5%        390     5.5%      1,351     4.5%        754     5.5%
   Depreciation and amortization           5,367    36.0%      2,159    30.5%     10,026    33.4%      5,054    34.6%
                                        --------   -----    --------   -----    --------   -----    --------   -----

   Total operating expenses               14,738    96.3%      6,507    91.7%     28,072    93.5%     13,457    95.6%
                                        --------   -----    --------   -----    --------   -----    --------   -----

Operating income                             806     3.7%        584     8.3%      1,948     6.5%        250     4.4%

    Interest expense                      (4,455)  (27.7%)    (1,955)  (27.6%)    (8,957)  (29.8%)    (3,482)  (27.7%)
    Other income (expense)                   (13)   (0.1%)        21      .3%         33     0.1%         56     0.4%
                                        --------   -----    --------   -----    --------   -----    --------   -----
Net loss                                $ (3,752)  (24.1%)  $ (1,350)  (19.0%)    (6,976)  (23.2%)    (3,176)  (23.9%)
                                        ========   =====    ========   =====    ========   =====    ========   =====

       The Partnership had approximately 82,200 basic subscribers on June 30, 1995. As of June 30, 1996, the Partnership had approximately 175,170 basic subscribers.

         The Partnership generated revenues in the amount of $15,544,923 and $30,020,321 for the three month and six month periods ended June 30, 1996, respectively. For the three month and six month periods ended June 30, 1995, the Partnership generated revenues in the amount of $7,090,861 and $13,707,276, respectively. The Partnership was able to increase rates in certain systems during the second quarter of 1996, therefore average revenue per subscriber increased from $29.68 during the first three months of 1996 to $30.67 during the three months ended June 30, 1996. The average rate for the first six months of 1996 of $29.64 compared to $28.12 for the first six months of 1995.

       For the three months ended June 30, 1996 and June 30, 1995 system operating expenses consisting of subscriber costs, technician costs and system maintenance costs were $6,880,625, and $3,196,284, respectively, and, as a percentage of revenues, decreased slightly from 45.1% in 1995 to 44.3% in 1996. For the six months ended June 30, 1996 and June 30, 1995 system operating expenses were $13,331,709 and $6,075,800, respectively, and, as a percentage of revenues, increased slightly from 44.3% in 1995 to 44.4% in 1996. The dollar amount of increase in these expenses from 1995 to 1996 is a direct result of system operating expenses relating to the Acquired Systems.

       Selling, general and administrative expenses, which includes office rents and maintenance, marketing costs and corporate expenses, increased from $762,151 to $1,791,827 for the three months ended June 30, 1995 and June 30, 1996, respectively, and from $1,532,263 to $3,364,181 for the six months ended June 30, 1995 and June 30, 1996, respectively. For the three month period ended June 30, these expenses increased as a percentage of revenue from 10.70% in 1995 to 11.5% in 1996. This increase is attributable to (1) an increase in contract marketing expense in an effort to attract and maintain basic subscribers within existing systems, and (2) additional computer expenses as a result of additional subscribers from the Acquired Systems. For the six month periods ended June 30, 1995 and 1996, these expenses remained at 11.2% as the Partnership was able to offset the additional marketing and computer expenses by administering newly acquired subscribers within the existing corporate structure.

       For the three months ended June 30, 1996 and June 30, 1995 depreciation and amortization expense was $5,366,705, or 34.5% of revenues, and $2,158,929, or 30.4% of revenues, respectively. For the six months ended June 30, 1996 and June 30, 1995 depreciation and amortization expense was $9,520,537, or 31.7% of revenues, and $4,743,761, or 34.6% of revenues, respectively. The increase in depreciation and amortization expense is directly attributable to the increase in fixed assets from the Acquired Systems.

       For the six months ended June 30, 1996 and June 30, 1995, interest expense was $9,462,336 and $3,793,032, respectively. The increase of $5,475,447 was a direct result of the issuance of the Notes described above. Other income was $33,046 for the six months ended June 30, 1996 and $55,868 for the six months ended June 30, 1995, a decrease of $22,822 or 69.1%. This decrease is mainly attributable to a loss on sale of fixed assets during the second quarter of 1996 of $26,492.

       The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

LIQUIDITY AND CAPITAL RESOURCES:

        As of June 30, 1996, the Partnership had $2,516,102 in cash and cash equivalents. Total liabilities (other than notes payable) exceed cash and cash equivalents by $12,805,954. The Partnership expects to fund this deficiency through its operating cash flows.

       The Partnership generated operating cash flows, defined as earnings before interest, depreciation and amortization expense, of $11,973,572, or 39.9% of operating revenues and $5,345,477, or 39.0% of operating revenues for the six months ended June 30, 1996 and 1995, respectively. The improved percentage was a result of (1) an increase in basic rates during the second quarter of 1996 and
(2) newly acquired subscribers that can be maintained within the existing corporate structure.

       On April 1, 1996, the Partnership acquired certain assets comprising the Cablevision of Texas Systems for a total purchase price of $10.16 million. In April 1996, the Partnership also completed the acquisitions of the Hurst Systems, the High Plains Systems and the Midcontinent Systems for an aggregate amount of approximately $2.75 million.

See Note 5 to Notes to the Consolidated Financial Statements for a description of each of the acquisitions.

       The Partnership had an aggregate of approximately $159.5 million of indebtedness as of June 30, 1996, representing $120 million of Notes and $39.5 million of bank debt. The bank debt includes a Revolving Credit Facility under which the Partnership may make revolving borrowings of up to $58.5 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility requires the Partnership to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit the Partnership's ability to borrow under the Revolving Credit Facility. The Partnership presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems. As of June 30, 1996, the Partnership has borrowings under the Revolving Credit Facility of $31.3 million, which include borrowings used to fund the acquisitions of the Cablevision of Texas, Hurst, High Plains and Midcontinent Systems. The bank debt also includes a term loan of $8.0 million. The term loan will remain outstanding until December 1996, when it becomes prepayable at par and at which point the Partnership presently intends to repay in full with borrowings under the Revolving Credit Facility.

         As of June 30, 1996, the Partnership had $140.6 million in systems and equipment consisting of $134.2 million of cable television systems and $6.4 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. The Partnership had capital expenditures (exclusive of system acquisitions) of $6.6 million and $9.3 million for the three and six months ended June 30, 1996, respectively. For the three and six month periods ended June 30, 1995, the Partnership had capital expenditures (exclusive of system acquisitions) of $0.9 million and $1.8 million, respectively . These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first six months of 1996, the Partnership's capital expenditures were primarily used to install OmniTRACS units in newly acquired vehicles, expand office space, eliminate approximately 20 headends by interconnecting adjacent systems with fiber-optic cable, expand and wire related headend buildings and electronic equipment, and perform routine maintenance of the existing cable plant.

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

PART II.  OTHER INFORMATION

Items 1 through 6.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 GALAXY TELECOM, L.P.
                                        BY:      Galaxy Telecom, Inc
                                                  as General Partner




Date: August 14, 1996                             /s/ J. Keith Davidson
                                                 ----------------------
                                        BY:      J. Keith Davidson
                                               Vice President-Finance (Principal
                                               Financial Officer)