Form 10-Q
period 1996-09-30
GALAXY TELECOM LP
filed 1996-11-14
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ----- SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                        Commission file number 33-95298

                              GALAXY TELECOM, L.P.
             (Exact name of Registrant as specified in its charter)


              Delaware                               43-1697125
      --------------------------                 -------------------
 (States or other jurisdiction of                   (IRS Employer
 incorporation or organization)                  Identification Number)


 1220 North Main, Sikeston, Missouri             63801
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


                     Yes      X                  No
                           ------                    -------

                              GALAXY TELECOM, L.P.
                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX
                                                                    PAGE
                                                                    ----
PART I.    Financial Information

Item 1.  Consolidated Financial Statements
      Galaxy Telecom, L.P.   .........................................3
      Notes to Consolidated Financial Statements .....................7

Item 2.   Management's Discussion and Analysis of
      Financial Condition and Results of Operations ..................9

PART II.  Other Information .........................................14

Signatures  .........................................................15

                              GALAXY TELECOM, L.P.
                          CONSOLIDATED BALANCE SHEETS

                                                   September 30,    December 31,
                                                          1996             1995
                                                   -------------    ------------
                                                     (Unaudited)
 ASSETS

Cash and cash equivalents                           $  2,410,971    $  3,430,835

Subscriber receivables, net of allowance for
   doubtful accounts of $309,223 and
   $834,425, respectively                              6,339,421       3,512,141

Systems and equipment, net                           137,439,391     126,312,055

Intangible assets, net                                64,612,437      65,047,002

Prepaids and other                                     2,466,904       1,611,158
                                                    ------------    ------------

Total assets                                        $213,269,124    $199,913,191
                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable and accrued expenses               $  9,764,733    $  9,569,072
Subscriber deposits and deferred revenues              5,608,866       2,646,413
Long-term debt                                       167,081,159     145,526,955
                                                    ------------    ------------

Total liabilities                                    182,454,758     157,742,440
                                                    ------------    ------------

Commitments and contingencies

Partners' capital:
   General partners                                   23,813,366      35,169,751
   Limited partners                                    7,001,000       7,001,000

Total partners' capital                               30,667,313      42,170,751
                                                    ------------    ------------

Total liabilities and partners' capital             $213,122,071    $199,913,191
                                                    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.




                              GALAXY TELECOM, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           For the three months ended      For the nine months ended
                                                   September 30,                  September 30,
                                               1996            1995            1996            1995
                                         ------------    ------------    ------------    ------------

Revenues                                 $ 15,889,468    $  7,100,486    $ 45,908,602    $ 20,807,762

Operating expenses:
   Systems operations                       7,451,611       3,243,728      20,783,320       9,319,528
   Selling, general and administrative      1,508,784         897,843       4,872,965       2,430,106
   Management fee to affiliate                714,786         390,550       2,065,645       1,144,286
   Depreciation and amortization            5,468,178       2,898,048      14,988,715       7,641,809
                                         ------------    ------------    ------------    ------------
Total operating expenses                   15,143,359       7,430,169      42,710,645      20,535,729

Operating income                              746,109        (329,683)      3,199,144         272,033

Interest expense                           (5,181,112)     (1,471,796)    (14,643,448)     (5,264,828)
Interest income and other                      54,873          40,343          87,919          96,211
                                         ------------    ------------    ------------    ------------

   Net loss                              $ (4,380,130)   $ (1,761,136)   $(11,356,385)   $ (4,896,584)
                                         ============    ============    ============    ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                              GALAXY TELECOM, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                     Limited Partners
                               General       ----------------------------------------------------------------------
                               Partners          Class B       Class C        Class D      Class E          Total           Total
                            ------------    ------------   ------------   ------------   ------------   ------------   ------------

Contributions               $ 29,625,000    $      1,000   $    416,000   $  6,384,000                  $  6,801,000   $ 36,426,000

Syndication and trans-
  action costs                  (730,171)                                                                                  (730,171)

Net loss for period             (175,311)                                                                                  (175,311)
                            ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
  1994                        28,719,518           1,000        416,000      6,384,000                     6,801,000     35,520,518

Contributions                 15,000,000                                                 $    200,000        200,000     15,200,000

Net loss for period           (8,549,767)                                                                                (8,549,767)
                            ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
  1995                        35,169,751           1,000        416,000      6,384,000        200,000      7,001,000     42,170,751

Net loss for period          (11,356,385)                                                                               (11,356,385)
                            ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at September 30,
  1996                      $ 23,813,366    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000   $ 30,814,366
                            ============    ============   ============   ============   ============   ============   ============



The accompanying notes are an integral part of the consolidated financial statements.

                              GALAXY TELECOM, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the nine months ended
                                                 September 30,     September 30,
                                                        1996             1995
                                                 -------------    -------------
                                                  (Unaudited)        (Unaudited)

Cash flows from operating activities:
 Net  loss                                       $ (11,356,385)   $  (4,896,584)
   Adjustments  to  reconcile  net  loss
   to  net  cash  provided  by  operating
   activities:

   Depreciation and amortization expense            14,988,715        7,332,829
   Amortization of debt issue costs                    780,868          308,980
   Financeable interest                                404,670          350,352
   Provision for doubtful accounts receivable          845,290          217,537
   Loss on sale of assets                               28,476            9,238

   Changes in assets and liabilities:
      Subscriber receivables                        (3,672,571)      (1,488,485)
      Prepaids and other                              (855,746)        (370,647)
 Accounts payable and accrued
expenses                                               195,661        1,079,263
      Subscriber deposits and deferred revenues      2,962,453        1,048,338
                                                 -------------    -------------

Net cash provided by  operating activities           4,321,432        3,590,821
                                                 -------------    -------------

Cash flows from investing activities:
   Acquisition of cable systems                    (13,171,100       (4,277,857)
   Capital expenditures                            (13,123,006)      (3,523,339)
   Proceeds from sale of assets                         54,990              350
   Other intangible assets                            (166,154)         (45,862)
                                                 -------------    -------------

Net cash used in investing activities              (26,405,270)      (7,846,708)
                                                 -------------    -------------

Cash flows from financing activities:
   Proceeds from Senior Subordinated Notes         120,000,000
   Net borrowings-Revolving Credit Facility         21,185,000        3,467,510
   Payments of debt issue costs                     (4,545,366)
   Payments on other debt                             (121,026)     (59,000,000)
                                                 -------------    -------------

Net cash provided by financing activities           21,067,408       59,922,144
                                                 -------------    -------------

Net increase (decrease) in cash                     (1,019,864)      55,666,257

Cash and cash equivalents,  beginning of period      3,430,835        2,890,410
                                                 -------------    -------------

Cash and cash equivalents, end of period         $   2,410,971    $  58,556,667
                                                 =============    =============


The accompanying notes are an integral part of the consolidated financial statements.

GALAXY TELECOM, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1.      STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

        The attached interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for September 30, 1996, and for the three and nine months then ended are not necessarily indicative of the results for the entire 1996 fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

     Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of the Partnership. Capital Corp. did not have any significant operations for the period ended September 30, 1996.

     The following notes, insofar as they are applicable to the three and nine months ended September 30, 1996 and September 30, 1995, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessarily for a fair presentation of such financial statements are included.

2.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid during the three months ended September 30, 1996 was approximately $8.5 million. Interest paid during the nine months ended September 30, 1996 was approximately $16.3million. Interest paid during the three months ended September 30, 1995 was approximately $2.7 million. Interest paid during the nine months ended September 30, 1995 was approximately $3.5 million.

3.  RELATED PARTY TRANSACTIONS

        The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. Beginning December 1, 1995, management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Prior to December 1, 1995, the fees were calculated at 5.5%. Management fees totaled $714,786 for the three months ended September 30, 1996 and $390,550 for the three months ended September 30, 1995. Management fees totaled $2,065,645 for the nine months ended September 30, 1996 and $1,144,286 for the nine months ended September 30, 1995.

4.      NOTES PAYABLE

        Notes Payable consist of the following:

                                        September 30,  December 31,
                                             1996            1995
                                       -------------    -------------
                                         (Unaudited)

          Revolving Credit Facility   $  38,685,000    $  17,500,000
          Term Loan                       8,000,000        8,000,000
          Financeable interest              850,716          446,046
          Senior Subordinated Notes     120,000,000      120,000,000
          Unamortized discount             (495,661)        (585,000)
          Other                              41,103          165,909
                                      -------------    -------------
             Total Notes Payable      $ 167,081,160    $ 145,526,955
                                      =============    =============

5.      PENDING ACQUISITIONS

        On August 16, 1995, the Partnership signed a letter of intent to purchase certain assets comprising a cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of $.5 million which is subject to reduction in the event fewer than 588 basic subscribers exist at closing. As of December 31, 1995, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of 30.4 homes per mile. The Five Rivers System served approximately 600 basic subscribers and had a basic penetration rate of approximately 82.2% as of March 31, 1996. As of September 30, 1996, this acquisition is still pending.

6.  SUBSEQUENT EVENTS

        On November 1, 1996, the Partnership purchased certain cable television systems of C-S Cable Company ("C-S Cable") for a $2.3 million. C-S Cable passes approximately 4,200 homes located in Florida and serves approximately 3,400 basic subscribers, a basic penetration rate of approximately 81.0% at closing.

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

     The Partnership completed, in September 1995, a public offering of 12.375% Senior Subordinated Notes due 2005, in the face amount of $120,000,000 (the "Notes"). The Partnership received proceeds from the Notes, net of expenses, in the amount of $115,800,000. The proceeds of the Notes were used for restructuring debt and the expansion of the business of the Partnership through acquisitions of additional cable systems described herein.

        During the second quarter of 1996, the Partnership acquired certain cable television systems of Cablevision of Texas III, Empire Communications, Empire Cable of Kansas, Hurst Communications, Midcontinent Cable Systems and High Plains Cable for an aggregate consideration of $12.9 million. During the fourth quarter of 1995, the Partnership acquired certain cable television systems of Douglas Cable Communications Limited Partnership, Friendship Cable Southeast, Vista/Narragansett Cable, L.P., Vista Communications Limited Partnership I, and Phoenix Cable for aggregate consideration of $88.7 million.

        On June 15, 1996, the Partnership traded certain of its assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for certain assets comprising approximately 7 cable television systems of TCI (the "TCI Systems") located in northern Mississippi.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months and nine months ended September 30, 1996 and September 30, 1995. Amounts shown are in thousands.




                                                For the three months ended September 30,    For the nine months ended September 30,
                                                ----------------------------------------    ---------------------------------------

                                                      1996                  1995                   1996                 1995
                                                   ----------             ---------           ------------           -----------
                                               Amount       %age      Amount     %age      Amount       %age     Amount       %age
                                             --------    --------  --------    --------  --------     --------  --------   --------

Revenues                                     $ 15,889      100.0%  $  7,100      100.0%  $ 45,910       100.0%  $ 20,808     100.0%
                                             --------    --------  --------    --------  --------     --------  --------   --------

Operating expenses:
   System operations                            7,451       46.9%     3,244       45.7%    20,783        45.3%     9,320      44.8%
   Selling, general and administrative          1,509        9.5%       898       12.6%     4,873        10.6%     2,430      11.7%
   Management fees                                715        4.5%       390        5.5%     2,066         4.5%     1,144       5.5%
   Depreciation and amortization                5,468       34.4%     2,898       40.8%    14,989        32.6%     7,642      36.7%
                                             --------    --------  --------    --------  --------     --------  --------   --------

   Total operating expenses                    15,143       95.3%     7,430      104.6%    42,711        93.0%    20,536      98.7%

Operating income                                  746        4.7%      (330)      (4.6%)    3,199         7.0%       272       1.3%

    Interest expense                           (5,181)     (32.6%)   (1,471)     (20.8%)                (31.9%)   (5,265)    (25.3%)
    Other income                                   54        0.3%        40         .6%        88         0.2%        96       0.5%
                                             --------    --------  --------    --------  --------     --------  --------   --------
Net loss                                     $ (4,380)     (27.6%) $ (1,761)     (24.8%)  (11,356)      (24.7%)   (4,897)    (23.5%)
                                             ========    ========  ========    ========  ========     ========  ========   =======


     The following table sets forth demographic information as of June 30, 1996 and September 30, 1996. Information prior to these dates are not comparable.

                            June 30,        September 30,
                                   1996         1996
                                   ----         ----

        Homes Passed              292,145      289,254
        Basic Subscribers         175,176      177,067
        Basic Penetration         59.96%       61.22%
        Revenue per Subscriber    $29.58       $29.91

        Premium Subscribers       89,993       92,887
        Premium Penetration       51.37%       52.46%


        The Partnership generated revenues in the amount of $15,889,468 and $45,909,789 for the three month and nine month periods ended September 30, 1996, respectively. For the three month and nine month periods ended September 30, 1995, the Partnership generated revenues in the amount of $7,100,486 and $20,807,762, respectively. The Partnership was able to increase rates in certain systems during 1996, therefore average revenue per subscriber increased from $29.64 at September 30, 1995 to $30.05 at September 30, 1996. The increase in revenue was primarily due to the inclusion of revenue from the acquired systems and revenue generated through internal growth.

        For the three months ended September 30, 1996 and September 30, 1995 system operating expenses consisting of subscriber costs, technician costs and system maintenance costs were $7,451,611, and $3,243,728, respectively, and, as a percentage of revenues, increased slightly from 45.7% in 1995 to 46.9% in 1996. For the nine months ended September 30, 1996 and September 30, 1995 system operating expenses were $20,783,320 and $9,319,528, respectively, and, as a percentage of revenues, increased slightly from 44.8% in 1995 to 45.3% in 1996. The increases are a result of the acquisitions, increased programming fees and pole attachment rates charged to the Partnership and internal growth.


        Selling, general and administrative expenses, which includes office rents and maintenance, marketing costs and corporate expenses, increased from $897,843 to $1,508,784 for the three months ended September 30, 1995 and September 30, 1996, respectively, and from $2,430,106 to $4,872,965 for the nine months ended September 30, 1995 and September 30, 1996, respectively. For the three month period ended September 30, these expenses decreased as a percentage of revenue from 12.6% in 1995 to 9.5% in 1996. For the nine month periods ended September 30, these expenses decreased from 11.7% in 1995 to 10.6% in 1996. The Partnership was able to decrease marketing expenses by sharing costs of promotions with programmers. Administrative costs decreased as a percentage of revenue due to the Partnership's ability to serve additional subscribers within its existing corporate structure. The increase in selling, general and administrative expenses in absolute terms results in

        For the three months ended September 30, 1996 and September 30, 1995 depreciation and amortization expense was $5,468,178, or 34.4% of revenues, and $2,898,048, or 36.2% of revenues, respectively. For the nine months ended September 30, 1996 and September 30, 1995 depreciation and amortization expense was $14,988,715, or 32.6% of revenues, and $7,641,809, or 36.7% of revenues, respectively. The increase in depreciation and amortization expense is attributable to the increase in fixed assets from internal purchases and acquisitions.

     For the nine months ended September 30, 1996 and September 30, 1995, interest expense was $14,643,448 and $5,264,828, respectively. The increase of $9,378,620 was a result of the issuance of the Notes described above and other financing. Other income decreased to $87,919 from $96,211 for the nine months ended September 30, 1995 and 1996, respectively, a decrease of $8,292.

     The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

LIQUIDITY AND CAPITAL RESOURCES:

     As of September 30, 1996, the Partnership had $2,410,971 in cash and cash equivalents. Total current liabilities (other than notes payable) exceed cash and cash equivalents by $12,962,628. The Partnership expects to fund this deficiency through its operating cash flows.

        Due to the results of operations discussed above, the Partnership generated operating cash flows, defined as earnings before interest, depreciation and amortization expense, of $18,187,859, or 39.7% of operating revenues and $7,913,842, or 38.0% of operating revenues for the nine months ended September 30, 1996 and 1995, respectively.

     On April 1, 1996, the Partnership acquired certain assets from the Cablevision of Texas Systems for a total purchase price of $10.16 million. In April 1996, the Partnership also completed the acquisitions of the Hurst Systems, the High Plains Systems and the Midcontinent Systems for an aggregate amount of approximately $2.75 million

        The Partnership had an aggregate of approximately $167.1 million of indebtedness as of September 30, 1996, representing $120 million of Notes and $47.1 million of bank debt. The bank debt includes a Revolving Credit Facility under which the Partnership may make revolving borrowings of up to $58.5 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility requires the Partnership to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit the Partnership's ability to borrow under the Revolving Credit Facility. The Partnership presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems. As of September 30, 1996, the Partnership has borrowings under the Revolving Credit Facility of $38.7 million, which include borrowings used to fund the acquisitions of the Cablevision of Texas, Hurst, High Plains and Midcontinent Systems. The bank debt also includes a term loan of $8.0 million. In December, 1996, when such loan becomes prepayable without a premium or other charge, the Partnership presently intends to repay the term loan in full with borrowings under the Revolving Credit Facility.

          As of September 30, 1996, the Partnership had $137.4 million in systems and equipment consisting of $129.9 million of cable television systems and $7.5 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. The Partnership had capital expenditures (exclusive of system acquisitions) of $13.1 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, the Partnership had capital expenditures (exclusive of system acquisitions) of $3.5 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first nine months of 1996, the Partnership's capital expenditures were primarily used to purchase vehicles and related equipment, expand office space, eliminate headends by interconnecting adjacent systems with fiber-optic cable, expand and wire related headend buildings and electronic equipment, and perform routine maintenance of the existing cable plant.

        The Partnership's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements, with the exception of the above acquisitions of cable systems, which have been funded principally through the proceeds of the Note and borrowings under the Revolving Credit Facility. The Partnership expects that it will be able to meet its short- and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and borrowings under the Revolving Credit Facility, and its access to additional capital in the public and private debt markets.


PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are included or incorporated by reference below.

        27.     Financial Data Schedule

     (b) Reports of Form 8-K. No reports of Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                GALAXY TELECOM, L.P.
        BY:     Galaxy Telecom, Inc.
                 as General Partner




Date: November 14, 1996          /s/ J. Keith Davidson
                           BY:     J. Keith Davidson
                               Vice President-Finance
                           (Principal Financial Officer)