Form 10-K
period 1996-12-31
GALAXY TELECOM LP
filed 1997-03-31
CIK 948945

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ----------------------
 (Mark One)
[ X ]       ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996

                                      OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF

For the transition period from            to

                          Commission file number 33-95298

                             GALAXY TELECOM, L.P.

            (Exact name of Registrant as specified in its charter)

                Delaware                                      43-1697125
(States of Other Jurisdictions of                           IRS Employer
 Incorporation or Organization)                          Identification No.)

              1220 North Main
           Sikeston, Missouri                                   63801
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (573) 472-8200

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X                               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom, L.P.: $0

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $1,000

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 1997: 100

DOCUMENTS  INCORPORATED BY REFERENCE: Not applicable.

                                GALAXY TELECOM, L.P.
                            GALAXY TELECOM CAPITAL CORP.
                                     FORM 10-K
                            Year Ended December 31, 1996

                                  TABLE OF CONTENTS

Item        Topic                                                   Page

                                       PART I

   1.   Business...................................................... 3
   2.   Properties....................................................25
   3.   Legal Proceedings.............................................25
   4.   Submission of Matters to a Vote of
        Security Holders..............................................25

                                     PART II

   5.   Market for the Registrant's Securities
        and Related Security Holder Matters...........................26
   6.   Selected Financial Data.......................................26
   7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................27
   8.   Financial Statements and Supplementary Data..................F-1
   9.   Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure....................... 34

                                    PART III

  10.   Directors and Executive Officers of the Registrant............34
  11.   Executive Compensation........................................36
  12.   Security Ownership of Certain Beneficial
        Owners and Management.........................................36
  13.   Certain Relationships and Related Transactions................38

                                    PART IV

  14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.....................................  42

  Signatures........................................................  44

                                    PART I

      Item 1.     Business.

      General

      Galaxy Telecom, L.P. ("Galaxy") owns, operates and develops classic cable television systems (the "Systems") primarily in small communities in the Midwest and Southeast United States. As of December 31, 1996, the Systems passed approximately 293,000 homes and served approximately 183,000 subscribers in sixteen states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida.

      Galaxy  believes  there  are  significant   advantages  to  acquiring  and
operating classic cable television systems. Typically, in classic cable television markets, cable television service is necessary in order to receive a full complement of over-the-air television stations (including network-affiliated stations). In addition, these markets generally offer fewer competing entertainment alternatives than larger urban or suburban markets. As a result, classic cable television systems usually have higher basic penetration rates and lower churn rates than systems serving larger markets. As compared with urban and suburban systems, classic systems have more programming flexibility for a given channel capacity because they are generally in areas with fewer over-the-air broadcast stations that must be carried and have fewer local programming obligations. In addition, Galaxy believes that it and other classic cable system operators have lower capital costs per subscriber than urban and suburban operators. Based on the generally lower cost of living in its operating areas, Galaxy also believes that classic systems have lower labor and marketing costs than many urban and suburban systems.

      Over 95% of the plant in the Systems have a channel capacity of 30 channels or more. This compares favorably to the industry-wide average of approximately 70% of systems having channel capacity of 30 channels or more. In addition, substantially all of the Systems presently have the capacity to increase the number of channels offered to subscribers without having to increase existing bandwidth. Galaxy intends to continue to reduce the number of headends in the Systems over the next two years by interconnecting adjacent headend locations through the deployment of fiber technology. Galaxy believes that attaching these systems onto one master headend will reduce maintenance costs, increase system reliability and allow the redeployment of the associated electronic equipment to remaining headends within the existing systems, thus enabling Galaxy to expand the number of channels it can offer to its existing customers and increase average revenue per subscriber. Galaxy reduced and redeployed 57 of such headends in 1996.

      The six key individuals who manage Galaxy's day-to-day operations (the "Senior Managers") have developed and refined the operating strategy utilized by Galaxy to efficiently and economically provide high quality customer service to classic cable television systems spread over a wide geographic area. Galaxy's existing infrastructure includes two customer service centers that receive customer calls at any time through a toll-free telephone number. At the service centers, customer service representatives can address virtually any request or problem a customer may have through an on-line customer support computer system utilizing advanced software. The central computer system is integrated with the Qualcomm OmniTRACS satellite-based dispatch system, which has been installed in virtually all of Galaxy's service vehicles. The OmniTRACS system provides the customer service representatives with direct, real-time, two-way interactive communication with Galaxy's field technicians and generates comprehensive customer service information on a timely basis. The integration of the OmniTRACS system with the centralized computer system allows Galaxy to control costs, better manage the customer service function and provide its customers with high quality service, generally within a 24-hour period.

      Galaxy believes that consistently high quality performance from its local field technicians is important in maintaining good community relations. Galaxy has an ongoing program of training its field technicians not only in technical areas but also in customer service and sales functions. Galaxy strives to have its local field technicians represent Galaxy in each of their respective service areas as well-trained, responsible and respected members of their communities.

      Background

      The Senior Managers, Tommy L. Gleason, Jr., James M. Gleason, J. Keith Davidson, Ronald Voss, Terry M. Cordova and Thomas Morris, have been involved in the construction, acquisition, ownership, management and operation of classic cable television systems as a team for more than a decade and have collective experience in the cable television industry exceeding 100 years. From 1987 through 1994, the Senior Managers operated approximately 100 classic cable television systems for Galaxy Cablevision, L.P. ("Galaxy Cablevision"), a master limited partnership traded on the American Stock Exchange. Prior thereto, between 1981 and 1987, the Senior Managers constructed and operated cable television systems in Alabama, Illinois, Indiana, Tennessee and Texas through a number of related entities.

      In response to changes in the federal tax laws regarding master limited partnerships, Galaxy Cablevision commenced in 1994 the liquidation of its cable television holdings. Thereafter, the Senior Managers organized Galaxy Systems Management, Inc. ("Galaxy Management") to acquire selected cable television properties. Commencing in May 1994, Galaxy Management entered into definitive agreements to acquire selected cable television systems from Galaxy Cablevision, Vantage Cable Associates, L.P. ("Vantage Cable"), Vista Communications Limited Partnership, III ("Vista Communications") and Chartwell Cable of Colorado, Inc. ("Chartwell"), (collectively the "Initial Systems"). Each of these agreements was later assigned to, and assumed by, Galaxy prior to the consummation of each of the transactions. In order to facilitate Galaxy's acquisition of these Systems, funds managed by TA Associates, Spectrum Equity Investors and Fleet Equity Partners, (the "Equity Investors") and the Senior Managers, collectively, invested equity capital of approximately $30 million in Galaxy. A summary of the acquisitions of each of the Initial Systems is set forth below.

      1994 Acquisitions

      Galaxy Cablevision Acquisitions. On December 23, 1994, Galaxy acquired all of the operating assets comprising 27 cable television systems, substantially all of which were located in western Kentucky and southern Illinois, that were owned by Galaxy Cablevision (the "Galaxy Cablevision Systems"). The purchase price for the Galaxy Cablevision Systems was $18.5 million. Upon acquisition by Galaxy, the Galaxy Cablevision Systems passed approximately 23,500 homes with 570 miles of plant, resulting in a density of approximately 41.2 homes per mile, served approximately 15,400 basic subscribers and had a basic penetration rate of approximately 65.5%.

      Vantage Cable Acquisition. On December 23, 1994, Galaxy acquired all of the operating assets comprising the 109 cable television systems located in Colorado, Iowa, Missouri, Nebraska, South Dakota and Wyoming that were owned by Vantage Cable (the "Vantage Cable Systems"). The purchase price for the Vantage Cable Systems was approximately $38.4 million. Upon acquisition by Galaxy, the Vantage Cable Systems passed approximately 44,800 homes with 969 miles of plant, resulting in a density of approximately 46.2 homes per mile, served approximately 30,000 basic subscribers and had a basic penetration rate of approximately 67.0%.

      Vista   Communications   Acquisition.   On  December  23,  1994,  Galaxy
acquired all of the operating assets comprising the 85 cable television systems located in Alabama, Florida, Georgia, Louisiana and Mississippi that were owned by Vista Communications (the "Vista Communications Systems"). The purchase price for the Vista Communications Systems was approximately $36.6 million. Upon acquisition by Galaxy, the Vista Communications Systems passed approximately 50,700 homes with 1,420 miles of plant, resulting in a density of approximately 35.7 homes per mile, served approximately 31,000 basic subscribers and had a basic penetration rate of approximately 61.1%.

      Chartwell Cable Acquisition. On December 23, 1994, Galaxy acquired all of the operating assets comprising two cable television systems located in Larimer and Weld Counties, Colorado and in an apartment complex in Denver, Colorado that were owned by Chartwell Cable (the "Chartwell Systems"). The purchase price for the Chartwell Systems was approximately $0.75 million. Upon acquisition by Galaxy, the Chartwell Systems passed approximately 1,500 homes with 79 miles of plant, resulting in a density of approximately 19.0 homes per mile, served approximately 830 basic subscribers and had a basic penetration rate of approximately 55.3%.

      1995 Acquisitions

      On March 31, 1995, Galaxy acquired all of the operating assets comprising Galaxy Cablevision's eight Cameron, Texas cable television systems (the "Cameron Systems"). The Cameron Systems are located northeast of Austin, Texas. The purchase price for the Cameron Systems was approximately $3.6 million. Upon acquisition by Galaxy, the Cameron Systems passed approximately 7,730 homes with 143 miles of plant, resulting in a density of approximately 54.1 homes per mile, served approximately 3,500 basic subscribers and had a basic penetration rate of approximately 45.3%.


      Phoenix Cable Acquisition. On November 2, 1995, Galaxy acquired all of the operating assets comprising the 3 cable television systems located in Mississippi that were owned by Phoenix Cable (the "Phoenix Cable Systems"). The purchase price for the Phoenix Cable Systems was approximately $0.55 million. Upon acquisition by Galaxy, the Phoenix Cable Systems passed approximately 1,115 homes with 71 miles of plant, resulting in a density of approximately 15.7 homes per mile, served approximately 600 basic subscribers and had a penetration rate of approximately 53.8%.

      Douglas Communications Acquisition. On December 1, 1995, Galaxy acquired all of the operating assets comprising the 226 cable television systems located in Illinois, Missouri, Nebraska and Kansas that were owned by Douglas Communications (the "Douglas Communications Systems"). The purchase price for the Douglas Communications Systems was approximately $45.8 million. Upon acquisition by Galaxy, the Douglas Communications Systems passed approximately 72,945 homes, with 1,613 miles of plant, resulting in a density of approximately
45.2 homes per mile, served approximately 43,000 basic subscribers, and had a basic penetration rate of approximately 59.0%.

      Friendship Cable Acquisition. On December 29, 1995, Galaxy acquired all of the operating assets comprising the 35 cable television systems located in Florida, Georgia and South Carolina that were owned by Friendship Cable (the "Friendship Cable Systems"). The purchase price for the Friendship Cable Systems was approximately $21 million. Upon acquisition by Galaxy, the Friendship Cable Systems passed approximately 35,637 homes, with 1,676 miles of plant, for a density of 21.3 homes per mile, served approximately 17,500 basic subscribers and had a basic penetration rate of approximately 49.1%.

      Vista-Narragansett Acquisition. On December 29, 1995, Galaxy acquired all of the operating assets comprising the 18 cable television systems located in Mississippi, Alabama, Louisiana and Tennessee (the "Vista-Narragansett Systems"). The purchase price for the Vista-Narragansett systems, net of systems sold, was approximately $13.7 million. Upon acquisition by Galaxy, the Vista-Narragansett systems passed approximately 16,155 homes, with 433 miles of plant, resulting in a density of approximately 37.3 homes per mile, served approximately 11,000 basic subscribers and had a basic penetration rate of approximately 68.1%.

      Vista I Acquisition. On December 29, 1995, Galaxy acquired all of the operating assets comprising the 18 cable television systems located in Mississippi and Alabama of Vista I (the "Vista I Systems"). The purchase price for the Vista I Systems was approximately $7.6 million. Upon acquisition by the Company, the Vista I Systems passed approximately 9,073 homes, with 323 miles of plant, resulting in a density of 28.1 homes per mile, served approximately 6,100 basic subscribers and had a basic penetration rate of approximately 67.2%.


      1996 Acquisitions And Trades

      Galaxy acquired various assets comprising the cable television systems through purchase and trade throughout the year. Following is a brief discussion of each transaction.

      Cablevision of Texas Systems. On March 29, 1996, Galaxy acquired certain assets comprising 31 cable television systems of Cablevision of Texas III, Empire Communications and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of approximately $10.2 million. As of the closing date, the Cablevision of Texas Systems passed 11,771 homes located in Kansas, with 347 miles of plant, for a density of 33.9 homes per mile. The Cablevision of Texas Systems served approximately 9,100 basic subscribers and had a basic penetration rate of approximately 77.3% as of the closing date.

         High Plains Systems. On April 1, 1996, Galaxy acquired certain systems comprising eight cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of approximately $0.3 million. As of the closing date, the High Plains Systems passed 580 homes located in Kansas, with 20 miles of plant, for a density of 29 homes per mile. The High Plains Systems served approximately 270 basic subscribers and had a basic penetration rate of approximately 46.6% as of the closing date.

         Midcontinent Systems. On April 12, 1996, Galaxy acquired certain assets comprising six cable television systems of Midcontinent Cable Systems (the "Midcontinent Systems") for a purchase price of approximately $1.3 million. As of the closing date, the Midcontinent Systems passed 1,853 homes located in Nebraska, with 32 miles of plant, for a density of 57.9 homes per mile. The Midcontinent Systems served 1,328 basic subscribers and had a basic penetration rate of approximately 71.7% as of the closing date.

         Five Rivers Systems. On November 1, 1996, Galaxy acquired certain assets comprising one cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of approximately $.5 million. As of the closing date, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of 30.4 homes per mile. The Five Rivers System served 588 basic subscribers and had a basic penetration rate of approximately 80.5% as of the closing date.

      Hurst Communications Systems. On March 29, 1996, Galaxy acquired certain assets comprising eight cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of approximately $1.1 million. As of the closing date, the Hurst Systems passed approximately 1,830 homes located in Kansas, with 50 miles of plant, for a density of 36.6 homes per mile. The Hurst Systems served 1,371 basic subscribers and had a basic penetration rate of 74.9% as of the closing date.

      TCI Systems Trade. On June 14, 1996, Galaxy traded assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for assets comprising six cable television systems of TCI (the "TCI Systems") located in northern Mississippi. At closing, Galaxy's Shawnee County Systems passed approximately 9,500 homes, with approximately 315 miles of plant, resulting in a density of 30.2 homes per mile. The Shawnee County System served approximately 7,000 basic subscribers and had a basic penetration rate of approximately 73.7% as of the close date. As of the closing date, the TCI Systems passed approximately 16,900 homes, with 729 miles of plant, resulting in a density of 23.2 homes per mile. The TCI Systems served approximately 10,363 basic subscribers and had a basic penetration rate of approximately 61.3% as of the close date.

      C-S Cable. On October 30, 1996, Galaxy acquired certain assets comprising the cable television systems of CS Cable Services, Inc. (the "CS Cable Systems") for a purchase price of approximately $2.3 million. As of the closing date, the served approximately 3,500 basic equivalent subscribers.

      Mexia / Ranburn Trade. On November 1, 1996, Galaxy traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers. This trade allowed Galaxy to trade a small system out of a non-targeted service area for a similar system in proximity to our targeted service areas.

      Pending Acquisitions

       TCI Cable of the Midland - Sarpey County Systems. On September 1, 1996, Galaxy entered into an agreement to purchase certain assets comprising 6 cable television systems of TCI Cable of the Midland (The Sarpey County Systems) for a purchase price of approximately $2.3 million. Subject to certain pro-rate adjustments. At September 1, 1996, the Sarpey County Systems passed approximately 3,000 homes located in Nebraska, with approximately 68 miles of plant, for a density of 47 homes per mile. The Sarpey County Systems served approximately 2,180 basic subscribers and had a basic penetration rate of approximately 57% at September 1, 1996.

      Service, Installation and Repair

      Galaxy believes that providing exceptional customer service is a critical element in maximizing the value of services provided to customers of the Systems. Accordingly, Galaxy has equipped its customer service centers with advanced computer technology and communications systems that allow Galaxy to efficiently manage classic cable television systems over a large geographic area. Centralizing the customer service function enables Galaxy to employ a smaller number of highly trained customer service representatives than in a more decentralized operational structure. Galaxy invests significant resources in providing its customer service representatives with ongoing telephone, computer and sales training to assure that the customer receives a consistently high level of service.

      Galaxy utilizes advanced software systems to facilitate effective interaction with its customers. A potential or existing customer can call at any time Galaxy's toll-free telephone number for installation, repairs or other services. The call is automatically routed to one of Galaxy's two customer service centers. At the service centers, customer service representatives who receive the calls can address virtually any request or problem a customer may have through access to an on-line customer support computer system utilizing advanced software. If a customer is reporting a service problem, the customer service representative will enter a service call request into the central computer system, which prioritizes and schedules the service call. The computer system automatically prioritizes the call based upon the severity of the problem reported. If, for example, the customer is experiencing a complete disruption of service, the call is given the highest priority and is dispatched immediately to the local field technician. If the customer requests new or additional services, the customer service representative will enter a work order into the computer system which automatically assigns and schedules the order for the appropriate field technician.

      Virtually all of Galaxy's service vehicles are equipped with the Qualcomm OmniTRACS satellite-based dispatch system, and Galaxy intends to install the OmniTRACS system in all service vehicles of acquired systems. Through direct, real-time access to the field technician and his work schedule via the OmniTRACS system, the customer service representative transmits the service call request or the work order directly to the field technician's service vehicle. The OmniTRACS system, together with the central computer system utilized by Galaxy, enables Galaxy to provide the requested service generally within 24 hours of the customer's call. When the technician has completed the service call or the work order, the service or work order information is entered into the OmniTRACS unit in the field technician's vehicle and transmitted back to the central computer system. The computer system completes and closes the service call or work order, updates the customer's account, posts any payments received from the customer by the field technician and starts the billing for any new services. This interactive system helps Galaxy control its costs and improve its service by avoiding the inefficiencies and costs associated with printing service calls or work orders and using pagers, facsimile machines, two-way radios and cellular phones to communicate with its field technicians. The OmniTRACS system also provides regional managers the ability to determine the exact location of all service vehicles at any time and keeps a record of all movements of service vehicles.

      Marketing, Rates and Collections

      Galaxy aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per subscriber. Galaxy actively markets the basic and premium programming of the Systems primarily through door-to-door selling efforts and telemarketing, and, to a lesser degree, through media advertising and direct mail. Each of the Galaxy's customer service centers has a Marketing Director who coordinates direct door-to-door campaigns throughout the geographic areas of the Systems and is responsible for internal incentives for the customer service and technical staffs. Each Marketing Director also insures that Galaxy is providing high quality sales and service by supervising and training direct sales representatives and assessing picture and service quality within Galaxy's cable systems. Customer service representatives follow up by telephone contact with the customer on three separate occasions, generally 10, 30 and 60 days following a new installation, to assess the quality of the installation and the overall service the customer is receiving and to assure customer satisfaction. Customer service representatives are also trained to market upgrades in service to existing customers. Each service center also has a Director of Training, who works closely with the Marketing Department to ensure that all employees are informed of current rates, programming packages and promotions.

      Galaxy's current monthly rates for full basic service range from $8.65 to $29.50 and rates for premium services generally range from $6.95 to $12.95 per service. Because the Systems have been owned and operated by various other cable television operators, differing strategies with regard to channel lineups, pricing and security for premium services have been employed. It is Galaxy's goal to attempt to standardize its programming, rates and premium security over all of the Systems within the next few years.

      In order to better facilitate efforts to maximize quality service to its customers, Galaxy converted its company billing system to Cincinnati Bell Information System's ("CBIS") Cablemaster 2000 in November 1996. This is a system developed specifically for the cable television industry. CBIS operates the billing system at its service center in Florida, and produces statements for customers on a monthly basis. Billing statements are printed and mailed directly to customers, who have 15 days from their cycle billing date to remit payment to Galaxy's central payment processing center in Sikeston, Mo. If after the 15 days a customer has not made a payment, the customer is charged a late payment fee. Galaxy aggressively pursues collection of past due amounts by telephoning the customer at approximately 35 days past the due date. If these measures fail, the customer is notified and then disconnected. A final statement is sent within a week after disconnection and 30 days thereafter the account is referred to a collection agency. Galaxy has contact with the CBIS center via phone and computer interface and has immediate access to all of our billing and customer information, as if the process was done "in-house."

      In addition to monthly and installation fees, additional potential sources of revenue for cable operators are the sale of local spot advertising time on locally originated and satellite-delivered programming. Cable systems also generate revenue through sales of products offered through home shopping programming and purchased from the systems' respective service areas. Other potential sources of revenue for cable television systems include the sale of programming featuring movies and special events (such as concerts, sports programming and other entertainment features) to customers on a pay-per-view basis. Galaxy would need to invest in addressable converter equipment to provide pay-per-view services on its systems. Galaxy currently does not generate significant revenues from any of these areas but believes that certain of these areas could become possible sources of revenue in the future.

      Programming

      Galaxy typically carries a wide array of basic programming on its basic service. A few systems have been acquired that offer two tiers of basic cable television programming service: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air in the franchise community and superstation signals); and a satellite programming tier (consisting primarily of satellite-delivered programming such as CNN, USA, ESPN and TNT). Substantially all of the customers of these systems subscribed to both tiers of basic service as of December 31, 1996. To enhance value for its customers, the Company analyzes and selectively modernizes its cable plant to increase the number of channel offerings and to improve the quality of the signal delivered to its systems. Galaxy regularly evaluates the programming offered by its systems and continuously seeks to provide innovative packages of premium service in order to assure customer satisfaction. As an example, many of Galaxy's systems carry the Disney Channel as part of the basic subscription service without charging a separate fee. From time to time, Galaxy enhances the value of its basic service by adding additional programming to its basic tier.

      The Systems also offer premium programming services, both on a per-channel, or a la carte, basis and as part of a variety of premium programming packages designed to be attractive to customers while, at the same time, enabling the Company to enjoy the benefits of programming agreements which offer Galaxy financial incentives based upon premium service unit growth. Premium channels such as HBO, Cinemax, Showtime, The Movie Channel and Encore are offered individually or in value packages designed to increase premium penetration. These packages offer two or more premium services for a discounted price as compared to the ala carte pricing of individual services, and in some cases offer a "mini-pay," such as Encore or Flix, at no additional charge if the customer subscribes to two or more services.

      Galaxy generally plans to upgrade the channel offerings of recently acquired systems. Galaxy believes that many of the Systems present opportunities to improve basic and premium penetration levels and average revenues per subscriber. Galaxy believes it has an opportunity to restructure the programming of the Systems, including launching The Disney Channel on the basic service and repackaging premium channels. Galaxy intends to utilize aggressive marketing efforts and focus on high quality customer service to enable it to increase penetration of and overall customer satisfaction with the Systems.

       Galaxy has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per subscriber. Galaxy has negotiated programming agreements with premium service suppliers that offer cost incentives to Galaxy under which premium unit prices decline as certain premium service growth thresholds are met. In addition to volume pricing discounts, some program suppliers offer marketing support to Galaxy in the form of advertising funds, promotional material, rebates and other incentives. Galaxy's programming contracts are generally for a fixed period of time, typically three to five years, and are subject to negotiated renewal.

      Galaxy is also a member of the National Cable Television Cooperative the ("NCTC"), a purchasing cooperative that negotiates volume discounts on behalf of its members, which serve in the aggregate nearly three million cable subscribers. As an NCTC member, Galaxy is able to obtain programming and cable system hardware discounts available to all members.

      Galaxy has various retransmission consents with many commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases Galaxy has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. In some cases, Galaxy has agreed to advertise with the broadcast station on over a three year period. These agreements are in effect until December 31, 1999.

      Galaxy's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased costs to produce or purchase cable programming and other factors. Galaxy believes that a significant amount of new cable television programming is becoming available and that Galaxy will be able to identify and take advantage of available incentives associated with channel position and additional channels to selectively accommodate such expanding programming. Galaxy expects it will be able to recover programming cost increases through rate increases.

      Technology and Engineering

      Over 95% of the plant in the Systems have a channel capacity of 30 channels or more. Substantially all of the Systems presently have the capability to increase the number of channels offered to subscriber without having to increase existing bandwidth. At December 31, 1996, Galaxy maintained over 7,500 miles of coaxial plant that passed more than 293,000 homes. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1996.

                                Up to 29    30 to 53    54 or more
                                Channels    Channels    Channels      Total
Systems:
   Number of systems                 22           422        26          470
   Percent of total systems        4.7%          89.8%      5.5%       100.0%
   Miles of plant                    90         6,943       552        7,585
   Percent of total plant miles     1.2%         91.5%      7.3%       100.0%

      Galaxy continually monitors and evaluates new technological developments to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as a transportation medium is playing a major role in enhancing channel capacity and improving the performance and reliability of cable television systems. Galaxy has budgeted the implementation of fiber optic technology and, to a lesser degree, microwave technology to interconnect headends throughout its Systems. By interconnecting headends of adjacent systems with one master headend facility, Galaxy can reduce the number of headends, lower maintenance costs and add new channels more efficiently. The Company generally plans to continue to reduce the number of headends through consolidation in order to take advantage of these efficiencies, including reducing the number of headends used in the Systems by more than 75 over the next two years. Such reduction in the number of headends is expected to increase system reliability and allow the redeployment of the associated electronic equipment to remaining headends, thus enabling Galaxy to expand the number of channels offered on the Systems to its customers and increase average revenue per subscriber.

      Galaxy plans to deliver distance learning and teacher in-service type training video to Kindergarten through Grade 12 schools primarily in those areas where Galaxy has implemented fiber optics to interconnect adjacent headend
facilities  from  one  master  facility.   The  distance  learning  will  enable
classrooms of students at several adjacent school districts to receive real-time, interactive lectures via the fiber optic network from one lecturer's classroom. The in-service teacher's training utilizes the same concept of distance learning except its programming comes from one in-service training facility. Galaxy is also continuing to explore the possibility of being the Internet provider to those schools, and to its subscribers in those areas where fiber interconnects will be in place.

      Additionally, Galaxy is exploring the business opportunities that may be available by using its extensive fiber network as a source of transport of voice and high speed data for both long distance and local exchange carriers. Galaxy currently is in discussions with several telephone companies concerning the use of the redundant facilities.

      Galaxy intends to explore the use of digital compression technology to enhance the current channel capacities of its cable systems. This technology is expected to allow up to 10 channels to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality and reliability of the television signals carried. This technology may also allow cable systems to offer additional products and services, including video games (such as SEGA). Galaxy believes that the use of digital technology in the future offers the potential for Galaxy to increase channel capacity in a more cost efficient manner than rebuilding such systems with high capacity distribution plant. There can be no assurance as to whether or when such technology can or will be implemented by Galaxy and, if it can be implemented, whether such technology will result in significant cost savings over alternative methods of expanding channel capacities of the Systems.

      Community Relations

      Galaxy is dedicated to developing strong community relations in the locations served by its cable television systems and believes that good relations with its local franchising authorities are primarily a result of effective communications by Galaxy's field management with local authorities. A company representative is assigned to each municipality in which the Systems operate. The same representative calls the mayor, city clerk or city manager by telephone to determine if any problems have arisen or if any customers have complained to municipal officials about their cable service. Galaxy immediately addresses any problems discovered during these monthly contacts. Regional managers also contact the state or local franchising authorities at least quarterly, and Galaxy prepares a newsletter highlighting any changes in operations or new programming offerings and introducing any new employees which it sends semiannually to each of its franchising authorities.

      Galaxy also believes that consistent, high quality performance of its local field technicians is important to maintain good community relations. Due to Galaxy's cable television systems being spread over a large geographic area, a local field technician in many cases may be the only company representative a customer ever meets. To improve the effectiveness of technician interaction with Galaxy's customers, Galaxy has an ongoing program of training its field technicians not only in technical areas but also in customer service and sales functions. Galaxy strives to have its local field technicians represent Galaxy in each of their respective service areas as well-trained, responsible and respected members of their communities. Through its community communications and field technician training programs, Galaxy seeks to maintain good community relations in order to position itself to address any problem in a timely manner.

      Centralized Management Functions

      Management functions such as payments processing, accounting, engineering and marketing are centralized at Galaxy's headquarters and regional customer service centers. Upon acquiring a system, Galaxy will also consolidate certain management functions at its headquarters and regional customer service centers at minimal incremental costs.

      Galaxy is able to process its service calls from customers through the use of the IBM AS/400 computer system owned and operated by CBIS. The computer operates with advanced software which provides on-line access to up-to-date subscriber, marketing and accounting information. The computer system also manages information flow to and from the field technician staff via the OmniTRACS system. The system software also allows for many other applications that Galaxy may implement in the future including video-on-demand, transactional billing services and telephony.

      The computer system allows both the Senior Managers and the regional managers to access subscriber information as soon as it is entered by the customer service centers or the field technicians. The centralized nature of the system allows each of Galaxy's customer service centers to back up the other if there is an interruption of telephone service to such center. The customer service centers also can utilize the centralized computer system to communicate with local payment offices, headquarters, the other customer service center and the field technicians, all of which have on-line access through the central platform. Finally, the system provides a centralized reporting location for all subscriber billing information which enables the accounting staff to prepare timely and accurate financial information. These features of the central computer system, along with the system's integration with the OmniTRACS system, allow Galaxy to reduce the incremental cost associated with expanding its subscriber base while consolidating many of the management functions for newly acquired systems.

      Franchises

      Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and provision of free service to schools and certain other public institutions; and maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "--Legislation and Regulation - General."

      As of December 31, 1996, Galaxy held approximately 688 franchises. The non-exclusive franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. See "--Legislation and Regulation General."

      The table below illustrates the grouping of the franchises of the Systems by date of expiration.


              Year of                                           Percentages
              Franchise              Number of                    of Total
             Expiration              Franchises                 Franchises

             1997-1999                    193                      28.0%
              2000-2002                    74                      10.8%
             After 2002                   421                      61.2%
                Total                     688                     100.0%


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

      Galaxy believes that it generally has good relationships with its franchising communities. As of December 31, 1996, no franchise of Galaxy represented more than 5.0% of total subscribers of the Systems. Galaxy has a minimal amount of seasonal subscribers, the vast majority of which are located around Kentucky Lake and Central Florida. As the Kentucky seasonal subscribers are disconnecting about the same time the Florida subscribers are connecting, the effect on Galaxy's monthly total subscriber count is minimal.

      Competition

      Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed sources of information and entertainment, as well as satellite and wireless video distribution systems and directly competitive cable television operations. Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. In addition, an increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services. The 1996 Telecom Act may initiate more competition with cable service, because it allows local exchange carriers to provide video services in their local service areas, in direct competition with local cable companies.

      Galaxy has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete. There are a large number of individual and multiple system cable television operators in the United States. The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time, and there can be no assurances that existing, proposed or as yet undeveloped technologies will not become dominant in the future.


      There are alternative methods of distributing the same or similar video programming offered by cable television systems, although cable television systems currently account for over 90% of total subscribership to multichannel video programming distributors ("MVPDs"). Further, these technologies have been encouraged by Congress and the Federal Communications Commission (the "FCC") to offer services in direct competition with existing cable systems. In addition to broadcast television stations, the Company competes in a variety of areas with other multichannel programming service providers on a direct over-the-air basis. Multichannel programming services are distributed by communications satellites directly to home satellite dishes ("HSDs") serving residences, private businesses and various nonprofit organizations. Cable programmers have developed marketing efforts directed to HSD owners. Galaxy estimates that there are currently between 3.5 million and 4 million HSDs in the United States, most of which are in the 4 to 8 foot range.

      In 1994, two different Direct Broadcast Satellite ("DBS") providers began offering service. At the end of 1996, it was estimated that they provided services to approximately 6.7 million subscribers. There are now at least three providers of DBS services. DBS services could become a substantial competitor as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions.

      A recent development, is the announced intention of one of these DBS providers to develop the technology to transmit local channels on their services for certain areas of the country. If this happens, assuming technology advances, and the government allows it, this would effect approximately 15% of Galaxy's service area.

      DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are: that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmission; that DBS is not currently subject to local regulation of service or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service subscribers. Among the disadvantages are: limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise. The effect of competition from these services cannot be predicted. Galaxy nonetheless assumes that such competition could be substantial in the near future.

      Prior to enactment of the 1996 Telecom Act, local exchange carriers ("LECs") were prohibited from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas or as "video-dialtone" providers, which could deliver video services to the home over telephone-provided circuits without a local franchise). Elimination of the former restrictions on LECs means that Galaxy may face increased competition from local telephone companies which, in most cases, have greater financial resources than Galaxy. All major LECs have announced plans to acquire cable television systems or provide video services to the home through fiber optic technology.

      The 1996 Telecom Act eliminates the FCC's video-dialtone rules, except where a video dial-tone service is currently in operation. In place of the video-dialtone model, the 1996 Telecom Act provides LECs with four options for providing video programming directly to customers in their local exchange areas. Telephone companies may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. They will be relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements. It is unclear which model LECs will ultimately choose, but the video distribution services developed by local telephone companies are likely to represent a direct competitive threat to Galaxy.

      The ability of local telephone companies to compete with Galaxy by acquiring an existing cable system is limited. The 1996 Telecom Act prohibits a LEC or its affiliate from acquiring more than a 10 percent financial or management interest in any cable operator providing cable service in its telephone service area. It further prohibits a cable operator or its affiliate from acquiring more than a 10 percent financial or management interest in any LEC providing telephone exchange service in its franchise area. A LEC and cable operator that have a telephone service area and cable franchise area in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small LECs in non-urban areas.

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

      Galaxy also competes with master antenna television ("MATV") systems and satellite master antenna television ("SMATV") systems, which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. The 1996 Telecom Act changes the definition of a "cable system" to include only systems that cross public rights-of-way. Therefore, SMATV systems that serve buildings that are not commonly owned or managed, but which do not cross public rights of way, are no longer considered "cable systems" and no longer require a franchise to operate.

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

      Cable Communications Policy Act of 1984. The 1984 Cable Act, which amended the Communications Act of 1934 (the "Communications Act"), established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC was charged with responsibility for adopting rules to implement the 1984 Cable Act. Among other things, the 1984
Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

      The Cable Television Consumer Protection and Competition Act of 1992. In October 1992, Congress enacted the 1992 Cable Act. The 1992 Cable Act permitted a greater degree of regulation of the cable industry with respect to, among other things; (i) cable system rates for both basic and certain cable programming services; (ii) programming access and exclusivity arrangements;
(iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer and service requirements; (vii) television broadcast signal carriage and retransmission consent; (viii) technical standards; and (ix) cable equipment compatibility. Additionally, the legislation encouraged competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The legislation required the FCC to initiate a number of rule-making proceedings to implement various provisions of the statute, the majority of which have been completed.

      Various cable operators have challenged the constitutionality of several sections of the 1992 Cable Act, although the courts have disposed of most of these challenges. In April 1993, a three-judge panel of the United States

District Court for the District of Columbia upheld the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court, which vacated the decision in June 1994 and remanded it to the three-judge panel to determine whether the must-carry rules were necessary to preserve the economic health of the broadcasting industry. The three-judge panel found in December 1995 that the must-carry rules were necessary to preserve the economic health of the broadcasting industry, and upheld the must-carry rules. The United States Supreme Court agreed to review the District Court's decision. This review is still pending before the United States Supreme Court.

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

      Telecommunications Act of 1996. On February 8, 1996, the 1996 Telecom Act was enacted. Some of the provisions of the 1996 Telecom Act became effective
immediately,   but  other  provisions  will  not  take  effect  until  they  are implemented by the FCC. This legislation reverses much of the cable rate regulation established by the 1992 Cable Act over a three-year period. The rates for cable programming service ("CPS" or "non-basic") tiers offered by small cable operators in small cable systems are deregulated immediately. The FCC's authority to regulate the CPS tier rates of all other cable operators will expire on March 31, 1999. The legislation also: (i) eliminates the uniform rate requirements of the 1992 Cable Act where effective competition exists; (ii) repeals the anti-trafficking provisions of the 1992 Cable Act; (iii) limits the rights of franchising authorities to require certain technology and prohibit or condition the provision of telecommunications services by the cable operator;
(iv) requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming or channels primarily dedicated to sexually-oriented programming; (v) allows cable operators to refuse to carry access programs containing "obscenity, indecency or nudity"; (vi) adjusts the pole attachment laws; and (vii) allows cable operators to enter telecommunications markets which historically have been closed to them, while also allowing some telecommunications providers to begin providing competitive cable service in their local service areas.

      Cable programmers have challenged the constitutionality of the provision of the 1996 Telecom Act requiring cable operators to scramble sexually-explicit or indecent adult programming in the United States District Court of the District of Delaware. On March 7, 1996, the Court issued a temporary restraining order against enforcement of the provisions until the challenge can be heard by a three-judge panel.

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

      The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Upon certification, the local community obtains the right to approve basic rates. Certified franchising authorities are also empowered to regulate rates charged for additional outlets and for the installation, lease and sale of equipment used by customers to receive the basic service tier, such as converters and remote control units. These equipment rates must be based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators may be required to refund overcharges with interest. The 1992 Cable Act permits communities to certify at any time, so it is possible that Galaxy's franchising authorities may choose in the future to certify to regulate Galaxy's basic rates. FCC review of CPS rates is triggered by franchising authority complaints filed within 45 days of a rate increase.

      The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to "effective competition." Under the 1992 Cable Act, a system is subject to effective competition where: (i) fewer than 30% of the households in the franchise area subscribe to the cable service of a cable system; (ii) the franchise area is served by at least two unaffiliated comparable video programming to at least 50% of the households in the franchise area and the number of households subscribing to programming services offered by the MVPDs other than the largest MVPD exceeds 15% of the households in the franchise area; or (iii) a MVPD operated by the franchising authority offers video programming to at least 50% of the households in the franchise area. The 1996 Telecom Act also provides that effective competition exists if a local exchange carrier provides video programming in the franchise area.

      In implementing the 1992 Cable Act, the FCC adopted a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators with rates above the allowable level under the FCC's benchmark methodology may attempt to justify such rates using a cost-of-service methodology. The FCC has instituted rate relief for small cable operators. Cable operators with fewer than 400,000 nationwide subscribers are eligible to file a streamlined cost-of service analysis to justify their per-channel rates in those systems serving 15,000 or fewer subscribers. Per-channel rates that fall below a prescribed benchmark are presumed reasonable.

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

      Carriage of Broadcast Television Signals. The 1992 Cable Act established new signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993, and the second elections were made in October 1996. The next election, will be made in October, 1999. Stations are generally considered local to a cable system where the system is located in the station's Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system may change because Arbitron no longer updates ADIs and the 1996 Telecom Act requires the FCC to use commercial publications which delineate markets based on viewing patterns. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. The retransmission/must-carry consent agreements were re-negotiated for a three-year period as of December 31, 1996. Galaxy carries some stations pursuant to must-carry and others pursuant to retransmission consent agreements. In some cases, Galaxy agreed to carry additional services, like FX, pursuant to retransmission consent agreements.

      Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50-mile radius of the station's city of license; or (ii) the station's Grade B contour(a measure of signal strength). Non-commercial stations are not given the option to negotiate for retransmission consent. All non-commercial stations entitled to carriage were to have been carried by December 1992.

      Non-duplication of Network Programming. Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous network programming of a distant station when the local station also has contracted for such programming on an exclusive basis.

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

      Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee ("NTSC") video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in the 108-137 MHZ and 225-400 MHZ bands in order to prevent harmful interference with cable system signal leakage. The 1992 Cable Act requires the FCC to update periodically its technical standards. The 1996 Telecom Act requires regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The 1996 Telecom Act also prohibits States or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

      Franchise Authority. The 1984 Cable Act affirmed the right of franchising authorities (the cities in which Galaxy provides cable service) to award one or more franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. Galaxy's affiliates hold cable franchises in all areas in which they provide service where cable franchises are required. The 1992 Cable Act encouraged competition with existing cable systems by:(i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located multichannel multipoint distribution service ("MMDS") or satellite master antenna television ("SMATV") systems (a prohibition which is limited by the 1996 Telecom Act to cases in which the cable operator is not subject to effective competition).

      The 1996 Telecom Act exempts from franchise requirements those telecommunications services provided by a cable operator or its affiliate. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

      Franchise Fees. Although franchising authorities may impose franchise fees under the 1984 Cable Act, as modified by the 1996 Telecom Act, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. Franchise fees apply only to revenues for cable services. Franchising authorities are permitted to charge a fee for any telecommunications providers' use of public right-of-way.

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

      Channel Set-Asides. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to an FCC-prescribed formula. The 1996 Telecom Act explicitly gives cable operators the right to refuse to carry any public access or leased access program containing "obscenity, indecency or nudity."

      Ownership. The 1996 Telecom Act eliminates the 1984 Cable Act provisions prohibiting local exchange carriers ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the 1996 Telecom Act, LECs may provide video programming by radio-based systems, common carrier systems, "open video" systems or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. These LECs are relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements.

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

      Regulatory Fees and Other Matters. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1996, cable television systems were required to pay regulatory fees of $0.55 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

      In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new Emergency Alert System. Cable operators must install and activate equipment necessary to implement the new Emergency Broadcast System by July 1, 1997. At the present time, industry groups and attorneys think the FCC is poised to delay this date.

      FCC regulations also address: the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service standards; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

      Telecommunications Regulation. The 1996 Telecom Act has substantially revised communications regulation in the United States. The legislation is intended to allow providers to enter communications markets that have historically been closed to them as a result of legal restrictions, as well as practical and economic considerations. At the same time, implementation of the 1996 Telecom Act may leave incumbent providers in previously closed markets sufficiently free from regulation that they will be able to defend their markets aggressively. Galaxy is unable to predict the outcome of the proceedings that will implement the legislation.

      For example, the 1996 Telecom Act establishes local exchange competition as a national policy by preempting laws that prohibit competition in the local exchange and by establishing uniform requirements and standards for interconnection, unbundling and resale. These standards will be developed and implemented by the FCC in conjunction with the states in numerous proceedings and through a process of negotiation and arbitration. By establishing national standards for interconnection, unbundling, and resale of competitive local exchange services, the 1996 Telecom Act significantly enhances Galaxy's opportunity to enter this market.

      At the same time, Galaxy's ability to compete in offering certain services may be adversely affected, depending on the degree and form of regulatory flexibility ultimately afforded LECs by the FCC and the states, as well as on the pricing scope and applicability of these interconnection requirements. In addition, if Galaxy offers local exchange services within the meaning of the 1996 Telecom Act, other service providers may take advantage of the interconnection duty to require Galaxy to use its local exchange facilities to carry their customer traffic.

      The 1996 Telecom Act also opens the way for Bell operating companies ("BOCs") and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the 1996 Telecom Act, BOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act such services may be offered outside of a BOC's local exchange service states immediately. BOCs may offer interLATA services inside such states (in-region) when the FCC determines either that the BOC is providing access and interconnection to a competent exchange service provider under a state-approved agreement or that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the BOC's general terms for providing such access and interconnection. In either case, the FCC also must conclude that the BOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act. If Galaxy decides itself to provide interLATA service, it will likely face vigorous competition from BOC entrants, as well as from existing long distance carriers.

      Telecommunications common carriers subject to the jurisdiction of the FCC generally must file tariffs detailing the prices and terms and conditions of services, and whether the terms offered by the carrier are just, reasonable and nondiscriminatory. The 1996 Telecom Act provides that the FCC, in response to a petition from a carrier, shall forbear from enforcing regulations, including those requiring tariffs, if the FCC determines that: (1) enforcement of the regulations is not necessary to ensure that carriers' terms are reasonable and nondiscriminatory; (2) enforcement of the regulations is not necessary for the protection of consumers; and (3) forbearance from applying the regulations is consistent with the public interest and, in particular, that such forbearance would promote competition. The FCC may take action under these provisions of the Act to reduce or eliminate tariff filing and other requirements. Such actions could free Galaxy from regulatory burdens, but might also increase the pricing flexibility of its competitors.

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

      Employees

      Galaxy increased its work force during the year to increase its presence in the communities and to meet its customer needs more efficiently. At December 31, 1996, Galaxy had approximately 472 full-time employees and 59 part-time employees, none of whom are subject to a collective bargaining agreement. Galaxy considers its relations with its employees to be excellent. In addition, Galaxy Management employs 41 people who are dedicated primarily to servicing Galaxy.

      Item 2.  Properties.

      Galaxy owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns most of its service vehicles. Galaxy believes that its properties, both owned and leased, are in good condition and are suitable and adequate for Galaxy's business operations.

      Galaxy's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The physical components of Galaxy's systems require maintenance and periodic upgrading to keep pace with technological advances.

      Item 3.  Legal Proceedings.

      There are no material pending legal proceedings to which either Galaxy or Galaxy Telecom Capital Corp., its wholly owned subsidiary, is a party or to which any of its properties are subject.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

      Item 4(a) Executive Officers.

      See Part 3, Item 10.

                                      PART II

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for Galaxy's classes of common equity.

      Item 6.  Selected Financial Data.

      The combined statement of operations data for the periods from January 1, 1992 to December 22, 1994 set forth below have been derived from the unaudited financial statements of the cable television systems acquired from Vantage Cable and Vista Communications and the Western Kentucky Region ("Wickliffe") and Cameron, Texas ("Cameron") cable television systems of Galaxy Cablevision, and the cable systems of Chartwell Cable (collectively, the "Initial Systems"). The combined statement of operations data for the period from December 23, 1994 to December 31, 1994, calendar years 1995 and 1996, and the balance sheets data as of December 31, 1995 and December 31, 1996 set forth below have been derived from Galaxy's audited financial statements, and the unaudited financial statements of Cameron and Chartwell Cable. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.

                                       Initial Systems (Combined)                   Company
                                       --------------------------      -------------------------------
                                                      Period from    Period from
                                                         Jan. 1        Dec. 23     Year        Year
                                                         1994 to       1994 to   Ended        Ended
                                   Year Ended Dec. 31    Dec. 22       Dec. 31   Dec. 31     Dec. 31
                                   1992         1993       1994          1994      1995       1996 (b)
                                   ----         ----       ----      --------   --------      --------
         (Dollars in thousands)

        Statement of Operations Data:

Revenues                         $ 25,919    $ 27,285    $ 27,117    $    577    $ 29,995    $ 62,337
                                 --------    --------    --------    --------    --------    --------
Operating Expenses:
  Systems operations                9,518       9,938      10,338         260      13,219      28,353
  Selling, general &
     administrative                 4,951       4,722       5,272          99       3,681       6,439
  Management fees to affiliate      1,334       1,320       1,316          32       1,605       2,804
  Depreciation &
     amortization                  16,232      15,681      14,541         214      10,206      21,739
                                 --------    --------    --------    --------    --------    --------
    Total operating expenses       32,035      31,661      31,467         605      28,711      59,335

Operating income (loss)            (6,116)     (4,376)     (4,350)        (28)      1,284       3,002
  Interest expense                 (8,657)     (6,229)     (6,015)       (153)    (10,442)    (20,133)
  Other income (expense)           (1,090)         37        (248)          6         608         219
                                 --------    --------    --------    --------    --------    --------
Net loss                         $(15,863)   $ 10,568)   $(10,613)   $   (175)   $ (8,550)   $(16,912)
                                 ========    ========    ========    ========    ========    ========

EBITDA (a)                       $ 10,116    $ 11,305    $ 10,191    $    186    $ 11,490      24,741

        Balance Sheet Data (at end of period):
        Total assets                                                             $199,913  $217,498
        Total long-term debt and other                                            145,527   169,738
        Partners' capital                                                          42,171    25,259


(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with GAAP and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of Galaxy's operating performance.

(b) In December 1995, except for the Cameron systems which were acquired in March 1995, Galaxy acquired certain cable television systems, recorded under the purchase method of accounting. As a result, the Consolidated Statement of Operations of Galaxy for the period subsequent to the acquisitions are not comparative to prior periods. In addition, Galaxy acquired various cable systems during fiscal 1996, which were insignificant in the aggregate to Galaxy's on-going operations. (See "Business-1996 Acquisitions and Trades".

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Introduction

      On December 23, 1994, Galaxy commenced operations. Galaxy acquired certain cable television systems of Galaxy Cablevision, Vantage Cable, Vista Communications and Chartwell Cable on December 23, 1994, and certain other cable systems of Galaxy Cablevision, L.P. on March 31, 1995, for aggregate consideration of $98.8 million. See "Business -- Background" for a description of the Initial Systems. The following discussion of results of operations for the years ended December 31, 1994 and 1995 is based on the combined historical financial data for the Systems adjusted to give historical pro-forma effect to management fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the Initial Systems had been acquired as of January 1, 1994. The discussion of results of operations for the year ended December 31, 1996 reflects the actual financial data for the Systems for the year then ended. The combined results of operations of the Systems and the historical pro-forma results of operations of Galaxy do not reflect any changes in the operation or management of the Systems that Galaxy has made or intends to make and are not necessarily indicative of the results of operations that would have been achieved had the Systems been owned and operated by Galaxy during the periods presented.

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

      The Systems have generated increases in revenues in each of the past three fiscal years. This growth was accomplished primarily through internal subscriber growth. Except for fiscal year 1994, total systems operations expenses and selling, general and administrative expenses have increased, but at a lesser amount than revenues. Although Galaxy expects to experience increases in programming expenses for the foreseeable future, the Company believes it will be able, under the FCC's existing cable rate regulations, to increase its rates for cable services to recover increases in the costs of programming to the extent such increases exceed the general rate of inflation. The high level of depreciation and amortization associated with the acquisitions and capital expenditures related to continued construction and upgrading of the Systems, together with interest costs related to Galaxy's and the prior owners' financing activities, have caused the prior owners of the Systems and Galaxy to report net losses. Galaxy believes that such net losses are common for cable television companies.

      The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis.


                                                1994(a)             1995(a)             1996 (b)
                                            ------------------  ------------------  ------------------
                                             % of                           % of                % of
                                           Amount     Revenues  Amount    Revenues   Amount   Revenues
                                           ------     --------  ------    --------   ------   --------
Statement of Operations Data:

Revenues                                $ 55,438      100.0%  $ 57,459      100.0%    62,337      100.0%

Operating Expenses:
  System Operations                       21,791       39.3%    24,531       42.7%    28,353       45.5%
  Selling, general and administrative      9,283       16.7%     7,546       13.1%     6,439       10.3%
  Management fees to affiliate             2,492        4.5%     2,582        4.5%     2,804        4.5%
  Depreciation and  amortization          18,702       33.7%    19,105       33.3%    21,739       34.9%
                                        --------    -------   --------    -------  --------    -------
   Total operating  expenses              52,268       94.2%    53,764       93.6%    59,335       95.2%
                                        --------    -------   --------    -------   --------    -------
Operating income (loss)                    3,170        5.8%     3,695        6.4%     3,002        4.8%

  Interest expense                       (18,718)     (33.8%)  (18,813)     (32.7%)  (20,133)     (32.3%)
  Other income  (expense)                   (263)      (0.5%)      (10)      (0.0%)      219        0.4%
                                        --------    -------   --------    -------   --------    -------
Net loss                                $(15,811)     (28.5%) $(15,128)     (26.3%) $(16,912)     (27.1%)
                                        ========    =======   ========    =======   ========    =======

EBITDA                                  $ 21,872       39.5%  $ 22,800       39.7%    24,741       39.7%

 (a) Reflects the combined historical financial data for the Systems adjusted to give historical pro forma effect to management fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the acquisitions during the fiscal years ended 1994 and 1995 had occurred as of January 1, 1994.

 (b) Reflects the actual financial data for the Systems for the year ended December 31, 1996.

      Fiscal 1996 Compared to Pro-Forma Fiscal 1995

      Revenues increased 8.5%, or approximately $4.9 million, from fiscal 1995 to fiscal 1996. This is a result of: (1) basic subscribers increasing from 162,412 to 182,552 at December 31, 1995 and 1996, respectively, and (2) an increase in basic rates of some Systems during the year.

      System operations expenses increased 15.6%, or approximately $3.8 million, from fiscal 1995 to fiscal 1996. Systems operations expenses, as a percentage of revenues, increased from 42.7% in 1995 to 45.5% in 1996. These increases were due primarily to an increase in programming fees from 1995 to 1996.

      Selling, general and administrative expenses decreased 14.7%, or approximately $1.1 million, from fiscal 1995 to fiscal 1996. Selling, general and administrative expenses, as a percentage of revenues, decreased from 13.1% in 1995 to 10.3% in 1996. These decreases were due primarily to Galaxy's ability to streamline administrative operations through its call centers.

      Management fees to affiliate increased 8.6%, or approximately $0.2 million, from fiscal 1995 to fiscal 1996. Management fees were 4.5% of revenues in 1995 and 1996. The increase is a direct result of the increase in revenue during the year.

      Depreciation and amortization expense increased 13.8%, or approximately $2.6 million, from fiscal 1995 to fiscal 1996. As a percentage of revenues, depreciation and amortization increased from 33.3% in 1995 to 34.9% in 1996. These increases were a result of capital expenditures during the year in the amount of $21.9 million, along with $16.1 million of additions to cable systems, net of trades, through acquisitions during the year.

      Interest expense increased 7.0%, or approximately $1.3 million, from fiscal 1995 to fiscal 1996. This increase was a result of additional borrowings under Galaxy's Revolving and Term Loan during the year. As a percentage of revenues, interest expense decreased from 32.7% in 1995 to 32.3% in 1996. This decrease was achieved by placing a greater percentage of the Revolving and Term Loan under LIBOR.

      Other income (expense) increased by approximately $0.2 million, from a net expense of approximately $10,000, or less than 0.1% of revenues in fiscal 1995, to other income of approximately $219,000, or 0.4% of revenues in fiscal 1996. This increase is primarily attributable to a gain on sale of assets in the amount of $183,095.

      The prior owners of the Systems and Galaxy as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

      As a combined result of the items discussed above, net loss increased 11.8%, or approximately $1.8 million, from fiscal 1995 to fiscal 1996. As a percentage of revenues, net loss increased from 26.3% in 1995 to 27.1% in 1996.

      EBITDA increased approximately $1.8 million, or 8.5%, from fiscal 1995 to fiscal 1996, and, as a percentage of revenues, EBITDA remained constant at 39.7% over such periods. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with GAAP and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of Galaxy's operating performance.

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

      Selling, general and administrative expenses decreased 18.7%, or approximately $1.7 million, from fiscal 1994 to fiscal 1995. Selling general and administrative expenses, as a percentage of revenues, decreased to 13.1% in 1995 from 16.7% in 1994. The decrease was due primarily to reduced administrative costs due to the closing of certain offices of acquired systems and the economies of scale that resulted from folding the acquisitions into existing operating management and facilities.

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

      EBITDA increased 4.2%, or approximately $0.9 million, from fiscal 1994 to fiscal 1995, due primarily to the increase in revenues. As a percentage of revenues, EBITDA increased from 39.5% in 1995 to 39.7% in 1996, primarily as a result of the decrease in selling, general and administrative expense offset by the increase of systems operations expense as a percentage of revenues.

      1996 Acquisitions and Trades

      Cablevision of Texas Systems. On March 29, 1996, Galaxy acquired certain assets comprising 31 cable television systems of Cablevision of Texas III, Empire Communications and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of approximately $10.2 million. As of the closing date, the Cablevision of Texas Systems passed 11,771 homes located in Kansas, with 347 miles of plant, for a density of 33.9 homes per mile. The Cablevision of Texas Systems served approximately 9,100 basic subscribers and had a basic penetration rate of approximately 77.3% as of the closing date.

         High Plains Systems. On April 1, 1996, Galaxy acquired certain systems comprising eight cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of approximately $0.3 million. As of the closing date, the High Plains Systems passed 580 homes located in Kansas, with 20 miles of plant, for a density of 29 homes per mile. The High Plains Systems served approximately 270 basic subscribers and had a basic penetration rate of approximately 46.6% as of the closing date.

         Midcontinent Systems. On April 12, 1996, Galaxy acquired certain assets comprising six cable television systems of Midcontinent Cable Systems (the "Midcontinent Systems") for a purchase price of approximately $1.3 million. As of the closing date, the Midcontinent Systems passed 1,853 homes located in Nebraska, with 32 miles of plant, for a density of 57.9 homes per mile. The Midcontinent Systems served 1,328 basic subscribers and had a basic penetration rate of approximately 71.7% as of the closing date.

         Five Rivers Systems. On November 1, 1996, Galaxy acquired certain assets comprising one cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of approximately $.5 million. As of the closing date, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of 30.4 homes per mile. The Five Rivers System served 588 basic subscribers and had a basic penetration rate of approximately 80.5% as of the closing date.

      Hurst Communications Systems. On March 29, 1996, Galaxy acquired certain assets comprising eight cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of approximately $1.1 million. As of the closing date, the Hurst Systems passed approximately 1,830 homes located in Kansas, with 50 miles of plant, for a density of 36.6 homes per mile. The Hurst Systems served 1,371 basic subscribers and had a basic penetration rate of 74.9% as of the closing date.

      TCI Systems Trade. On June 14, 1996, Galaxy traded assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for assets comprising six cable television systems of TCI (the "TCI Systems") located in northern Mississippi. At closing, Galaxy's Shawnee County Systems passed approximately 9,500 homes, with approximately 315 miles of plant, resulting in a density of 30.2 homes per mile. The Shawnee County System served approximately 7,000 basic subscribers and had a basic penetration rate of approximately 73.7% as of the close date. As of the closing date, the TCI Systems passed approximately 16,900 homes, with 729 miles of plant, resulting in a density of 23.2 homes per mile. The TCI Systems served approximately 10,363 basic subscribers and had a basic penetration rate of approximately 61.3% as of the close date.

      C-S Cable. On October 30, 1996, Galaxy acquired certain assets comprising the cable television systems of CS Cable Services, Inc. (the "CS Cable Systems") for a purchase price of approximately $2.3 million. As of the closing date, the served approximately 3,500 basic equivalent subscribers.

      Mexia / Ranburn Trade. On November 1, 1996, Galaxy traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers. This trade allowed Galaxy to trade a small system out of a non-targeted service area for a similar system in proximity to our targeted service areas.

      Pending Acquisitions

       TCI Cable of the Midland - Sarpey County Systems. On September 1, 1996, Galaxy entered into an agreement to purchase certain assets comprising 6 cable television systems of TCI Cable of the Midland (The Sarpey County Systems) for a purchase price of approximately $2.3 million. Subject to certain pro-rate adjustments. At September 1, 1996, the Sarpey County Systems passed approximately 3,000 homes located in Nebraska, with approximately 68 miles of plant, for a density of 47 homes per mile. The Sarpey County Systems served approximately 2,180 basic subscribers and had a basic penetration rate of approximately 57% at September 1, 1996.

      Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of plant. Galaxy intends to continue pursuit of a business strategy which includes elective acquisitions. Since December of 1994 Galaxy received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior Managers. Galaxy also received equity from Vantage Cable totaling approximately $6.4 million. Galaxy had an aggregate of $169.7 million of indebtedness as of December 31, 1996, representing $119.5 million of senior subordinated notes, $49.9 million drawn under Galaxy's revolving line of credit (See "The Revolving Credit Facility and Term Loan"), and $.3 million in various other obligations. Net borrowings were made under Galaxy's revolving line of credit of approximately $23 million during fiscal 1996. Galaxy anticipates that operating cash flows, along with its ability to borrow under its revolving line of credit, will provide sufficient funds necessary to meet debt service, working capital and capital expenditure needs.

      Capital Expenditures

      During 1996, Galaxy's capital expenditures (exclusive of system acquisitions) were approximately $22 million. These capital expenditures were used to upgrade existing systems through channel additions and interconnect traditional copper cable systems with new fiber optic cable, and purchasing new computer equipment and software to enhance communications and data traffic between employees and Galaxy subscribers. Galaxy anticipates capital expenditures over the next two years to total approximately $27 million. These capital expenditures will be used primarily to continue the installation of fiber optic cable and to allow for the reduction in the number of headends by more than 75 through headend consolidation. These expenditures also include expansion and replacement of headend buildings, rewires of associated electronic equipment and for the purchase of new vehicles, test equipment and computer equipment. The remaining capital items include the expenses and capital expenditures required to add new subscribers and the expansion and upgrade of the cable television facilities. Galaxy expects to finance the anticipated capital expenditures described above with cash flows generated from operations, borrowings under the Revolving Credit Facility, and other debt as necessary.

      The Revolving Credit Facility and Term Loan

      The Term Loan Agreement was amended in September 1995 to a Revolving Credit Facility under which Galaxy may make revolving borrowings of up to $58.5 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. Outstanding balances on December 31, 1997 will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility will require Galaxy to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolving Credit Facility.

      Senior Subordinated Notes

      Pursuant to an indenture dated September 28, 1995 (the "Indenture") between Galaxy and Capital Corp., and the Boatmen's Trust Company as trustee, Galaxy issued $120.0 million aggregate principal amount of senior subordinated obligations (the "Notes") maturing in October 2005. The Notes bear an interest rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

      The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Term Loan Agreement. The Notes will rank pari passu with all other senior subordinated indebtedness of Galaxy, if any, and is senior to all subordinated debt of Galaxy.

      The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements.

      Safe Harbor Under The Private Securities Litigation Reform Act Of 1995

      The statements contained in the Form 10-K relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

      Galaxy's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in Galaxy's existing markets, (ii) the successful launch of systems and technologies in new and existing markets, (iii) Galaxy's existing indebtedness and the need for additional financing to fund subscriber growth and system and technological development, (iv) government regulation, including FCC regulations, (v) Galaxy's dependence on channel leases, (vi) the successful integration of future acquisitions and (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

      Galaxy expects to continue its subscriber growth and launch additional systems. Moderate increases in revenues and subscribers are anticipated in 1997; however, the rate of increase cannot be estimated with precision or certainty. Galaxy believes that general and administrative expenses and depreciation and amortization expense will continue to increase to support overall growth.

      Because of the foregoing uncertainties affecting Galaxy's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical results or trends as determinative of Galaxy's future performance. In addition, Galaxy's participation in a developing industry employing rapidly changing technology will result in significant volatility in the market value of the Notes.

      In addition to the matters noted above, certain other statements made in this Form 10-K are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services and management issues. As a result, the actual results realized by Galaxy could differ materially from the statements made herein. Readers of this Form 10-K are cautioned not to place undue reliance on the forward looking statements made in this Form 10-K or in Galaxy's other securities filings.

      Inflation

      The Company does not believe that inflation in the United States in recent years has had a significant effect on results on operations.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                                                  Page

Consolidated Financial Statements:

     Report of Independent Accountants                                                             F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995                                  F-3

     Consolidated Statements of Operations for the Years Ended December 31, 1996
       and 1995 and for the Period From December 23, 1994
       (Inception) to December 31, 1994                                                            F-4

     Consolidated Statements of Changes in Partners' Capital for the Years Ended
       December 31, 1996 and 1995 and for the Period From
       December 23, 1994 (Inception) to December 31, 1994                                          F-5

     Consolidated  Statements of Cash Flows for the Year Ended December 31, 1996
       and 1995 and for the Period From December 23, 1994
       (Inception) to December 31, 1994                                                            F-6

     Notes to Consolidated Financial Statements                                                F-7 to F-23


Financial Statement Schedule:

     Report of Independent Accountants                                                             S-1

     Schedule II - Valuation and Qualifying Accounts                                               S-2

     All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedule.

                                             Report of Independent Accountants




To the Partners
Galaxy Telecom, L.P.

We have audited the accompanying consolidated balance sheets of Galaxy Telecom, L.P. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for the years then ended, and for the period from December 23, 1994 ("inception") to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galaxy Telecom, L.P. and Subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended, and for the period from inception to December 31, 1994 in conformity with generally accepted accounting principles.



                                                      COOPERS & LYBRAND L.L.P.


Austin, Texas
March 14, 1997

                                           GALAXY TELECOM, L.P. AND SUDSIDIARY
                                                CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,
                                                                                -----------------------
                                 ASSETS                                               1996           1995
                                                                              ------------   ------------
Cash and cash equivalents                                                     $  2,338,345   $  3,430,835
Subscriber receivables, net of allowance for doubtful accounts of
     $411,950 and $834,425, respectively                                         5,998,127      3,512,141

Systems and equipment, net                                                     144,822,616    126,312,055
Intangible assets, net                                                          62,330,153     65,047,002
Prepaids and other                                                               2,008,767      1,611,158
                                                                              ------------   ------------


      Total assets                                                            $217,498,008   $199,913,191
                                                                              ============   ============


                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $ 17,738,261   $  9,569,072
Subscriber deposits and deferred revenue                                         4,763,327      2,646,413

Long-term debt and other obligations                                           169,737,608    145,526,955
                                                                              ------------   ------------

      Total liabilities                                                        192,239,196    157,742,440

Commitments and contingencies

Partners' Capital:
      General partners                                                          18,257,812     35,169,751
      Limited partners                                                           7,001,000      7,001,000
                                                                              ------------   ------------


      Total partners' capital                                                   25,258,812     42,170,751

      Total liabilities and partners' capital                                 $217,498,008   $199,913,191
                                                                              ============   ============










                         The  accompanying  notes  are an  integral  part of the financial statements.

                                           GALAXY TELECOM, L.P. AND SUDSIDIARY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      December 23,
                                                          Year            Year     1994 (Inception)
                                                         Ended           Ended            To
                                                      December 31,     December 31,   December 31,
                                                          1996            1995            1994
                                                     ------------    ------------    ------------
 Revenues                                            $ 62,337,218    $ 29,995,187    $    576,922

Operating expenses:
      Systems operations                               28,353,154      13,219,170         260,352
      Selling, general and administrative expenses      6,439,308       3,680,945          98,517
      Management fee to affiliate                       2,804,374       1,605,404          31,731
      Depreciation and amortization                    21,738,425      10,205,635         214,139
                                                     ------------    ------------    ------------

               Total operating expenses                59,335,261      28,711,154         604,739
                                                     ------------    ------------    ------------
Operating income                                        3,001,957       1,284,033         (27,817)

Interest expense                                      (20,132,735)    (10,442,205)       (153,425)
Interest income and other                                 218,839         608,405           5,931
                                                     ------------    ------------    ------------
      Net loss                                       $(16,911,939)   $ (8,549,767)   $   (175,311)
                                                     ============    ============    ============






                        The  accompanying  notes  are an  integral  part  of the financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                       Limited Partners
                             General     -----------------------------------------------------------------------
                            Partners          Class B        Class C        Class D        Class E          Total           Total
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------
Contributions             $ 29,625,000    $      1,000   $    416,000   $  6,384,000   $       --     $  6,801,000    $ 36,426,000

                                                                                                                      ------------

Syndication and trans-
      action costs            (730,171)           --             --             --             --         (730,171)

Net loss for period         28,894,829           1,000        416,000      6,384,000           --        6,801,000      35,695,829
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1994
                                            28,719,518          1,000        416,000           --        6,801,000      35,520,518

Contributions
                            15,000,000            --             --             --          200,000        200,000      15,200,000

Net loss for year           (8,549,767)           --             --             --             --             --        (8,549,767)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1995
                            35,169,751           1,000        416,000      6,384,000        200,000      7,001,000      42,170,751

Net loss for year          (16,911,939)           --             --             --             --             --       (16,911,939)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1996                    $ 18,257,812    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000    $ 25,258,812
                          ============    ============   ============   ============   ============   ============    ============


                         The  accompanying  notes  are an  integral  part of the financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year             Year      1994 (Inception)
                                                                Ended             Ended           To
                                                             December 31,      December 31,  December 31,
                                                                   1996             1995         1994
                                                          -------------    -------------    -------------
Cash flows from operating activities:
     Net loss                                             $ (16,911,939)   $  (8,549,767)   $    (175,311)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation expense                                 17,646,095        7,020,550          147,000
        Amortization expense                                  4,092,330        3,185,085           53,000
        Amortization included in interest expense             1,294,650          801,058           14,139
        Financeable  interest                                   597,849          446,046             --
        Provision for doubtful accounts receivable            1,229,536          383,547            8,219
        (Gain)/loss on sale of assets                          (183,095)          72,587             --
     Changes in assets and liabilities:
        Subscriber receivables                               (3,715,522)      (2,023,046)        (499,816)
        Prepaids and other                                     (397,609)        (258,916)        (236,482)
        Accounts payable and accrued expenses                 7,751,279        5,241,429          553,509
        Subscriber deposits and deferred revenue              2,116,914        1,328,391          211,478
                                                          -------------    -------------    -------------

             Net cash provided by operating activities       13,520,488        7,646,964           75,736
                                                          -------------    -------------    -------------

Cash flows from investing activities:
     Acquisition of cable systems-net of trades             (16,009,136)     (95,614,673)     (86,980,136)
     Proceeds from sale of assets                               683,171        2,101,345             --
     Capital expenditures                                   (21,397,549)      (4,815,014)            --
     Other intangible assets                                   (873,882)        (164,248)            --
                                                          -------------    -------------    -------------
              Net cash used in investing activities         (37,597,396)     (98,492,590)     (86,980,136)
                                                          -------------    -------------    -------------

Cash flows from financing activities:
     Borrowings under term debt and revolver                 38,226,377       20,850,000       63,650,000
     Payments under term debt and revolver                  (14,893,894)     (59,000,000)            --
     Net borrowings on other debt                                60,738            5,215             --
     Proceeds from bond issue                                      --        119,400,000             --
     Payment of debt issue costs                               (408,803)      (4,869,164)      (2,831,314)
     Partners' contributions                                       --         15,000,000       28,976,124
                                                          -------------    -------------    -------------

             Net cash provided by financing activities:      22,984,418       91,386,051       89,794,810
                                                          -------------    -------------    -------------
     Increase (decrease) in cash and cash equivalents        (1,092,490)         540,425        2,890,410

Cash and cash equivalents, beginning of period                3,430,835        2,890,410             --
                                                          -------------    -------------    -------------
Cash and cash equivalents, end of period                  $   2,338,345    $   3,430,835    $   2,890,410
                                                          =============    =============    =============

                          The  accompanying  notes are an  integral  part of the financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




1.     Organization:

       Galaxy Telecom, L.P. (the "Partnership"), a Delaware limited partnership, was formed in December 1994 to acquire, develop, hold, improve, construct, manage, operate and use cable television systems and related businesses. The Partnership commenced operations on December 23, 1994 ("inception") with the initial funding of term debt, partners' contributions and acquisition of certain cable television systems.

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

       Priority Returns

       The Partnership agreement establishes priority returns for the General and certain Limited Partners compounded annually on the respective partner's unreturned contributions. Limited Partner priority returns range from 9% to 10% through 1999 with General Partner priority returns of up to 35%. The cumulative priority return totaled approximately $31,290,847, $11,696,000 and $235,000 at December 31, 1996, 1995 and
       1994, respectively.

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

       Allocations

       Partnership losses are allocated to the General Partners in proportion to their percentage interest, while Partnership profits are allocated to the General Partners and the Class B Limited Partner in the same manner as the third, fourth and subsequent distributions. Profits are allocated to the Class C, D and E Limited Partners to the extent of priority return distributions to such partners.



2.     Summary of Significant Accounting Policies:

       Cash and Cash Equivalents

       Cash equivalents include highly liquid investments purchased with an original maturity of three months or less. At December 31, 1995, cash equivalents totaled $1,038,000 and consisted primarily of money market funds, reported at cost which approximates fair market value. There were no cash equivalents at December 31, 1996.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




2.     Summary of Significant Accounting Policies, continued:

       Concentrations of Credit Risk

       Financial instruments which potentially subject the Partnership to concentrations of credit risk are cash and cash equivalents and subscriber and other receivables. The Partnership invests excess cash in short-term liquid money instruments issued by significant financial institutions. Cash balances in excess of FDIC coverage totaled $3.5 million at December 31, 1996. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by geographical dispersion through approximately 407 individual cable television systems ranging in size from approximately 10 subscribers to approximately 3,400 subscribers located in small communities in the Midwest and Southeast United States, and the large number of customers with individually small balances on short payment terms.

       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, subscriber receivables, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fixed rate Senior Subordinated Notes (Note 6) are valued using the closing bid price market quotes, as a result, the fair value of the Notes were $129,588,000. Based on borrowing rates currently available to Galaxy for similar debt, the fair value of the revolver debt closely approximates its carrying value.

       Revenue Recognition

       Revenues from subscribers are recognized in the month that service is provided. Installation revenues are recognized upon completion of the service provided to the subscriber.

       Marketing Costs

       Marketing costs are charged to operations in the period incurred totaling approximately $569,000 and $243,000 for the years ended December 31, 1995 and 1996. No marketing costs were incurred for the period from inception to December 31, 1994.

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

       Federal Income Taxes, continued

       The differences between the results of operations presented in these financial statements and taxable loss for Federal income tax reporting purposes result primarily from the use of accelerated methods for computing tax depreciation.

       Systems and Equipment

       Systems  and  equipment   obtained   through  the  acquisition  of  cable
       television systems are recorded at estimated fair value while other additions are recorded at cost including amounts for material and labor. Direct costs, including labor, associated with installations in homes not previously served by cable television are capitalized as subscriber drops. Expenditures for maintenance and repairs are charged to income as incurred and equipment replacements and betterments are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is credited or charged to income.

       Intangible Assets

       Goodwill related to the acquisition of cable television systems represents the excess of purchase price plus related direct costs over the fair value of the net assets acquired. Other intangible assets consist primarily of debt issuance costs. Debt issuance costs and original issue discounts are amortized to interest expense using the interest method.

       The Partnership reviews goodwill for impairment from time to time, measuring impairment based upon expected future undiscounted cash flows from operations.

       Impairment of Long-Lived Assets

       In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




2.     Summary of Significant Accounting Policies, continued:

       Reclassifications

       Certain prior year balances have been reclassified to conform to the current year's presentation.



3.     Acquisition of Cable Television Systems:

       1995 Acquisitions

       In December 1995, except for the Cameron systems which were acquired in March 1995, the Partnership acquired certain cable television systems, recorded under the purchase method of accounting in accordance with APB Opinion 16, as follows:

       Purchase consideration consisted of the following:



                                            Douglas           Vista
                           Cameron       Communications  Narragansett         Vista I      Friendship       Phoenix          Total
                          ------------   ------------    ------------    ------------    ------------    ----------   ------------
 Cash to seller by
   the Partnership        $  3,350,000   $ 45,837,979    $ 16,057,020    $  7,295,174    $ 20,874,519    $  534,732   $ 93,949,424

 Cash to escrow                   --             --              --
                                                                              300,000         380,000       100,000        780,000
 Due to escrow                    --             --              --              --              --
                                                                                                            100,000        100,000
 Notes Payable by
   Limited Partner
                               200,000           --              --              --              --            --          200,000
 Cash for acquisition
   expenses paid or
   accrued by the
   Partnership
                                  --          514,081         121,019         127,283         202,023         3,068        967,474
 Cash proceeds from
   resale of Vista
   Narragansett
   systems
                                  --             --        (2,101,345)           --              --            --       (2,101,345)
 Receivable from
   resale of Vista
   Narragansett
   systems
                                  --             --          (594,000)           --              --            --         (594,000)
 Net (assets)
liabilities
   assumed
                                  --          500,581         (46,825)        (65,174)        (76,519)       15,493        327,556
                          ------------   ------------    ------------    ------------    ------------    ----------   ------------

         Total            $  3,550,000   $ 46,852,641    $ 13,835,869    $  7,737,283    $ 21,100,023    $  553,293   $ 93,629,109
                          ============   ============    ============    ============    ============    ==========   ============

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.     Acquisition of Cable Television Systems, continued:

       1995 Acquisitions, continued

       The aggregate purchase price is allocated as follows:

                  Systems and equipment                          $ 69,539,127
                  Intangible assets                                24,089,982
                                                                -------------

                                                                 $ 93,629,109


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

                    Unaudited Pro Forma Results of Operations

                                                             December 31,
                                                                1995

                  Revenues                                  $ 57,459,000
                  Net loss                                    15,128,000

       The above pro forma financial statements do not purport to be indicative of the financial results which actually would have occurred had the acquisitions been made on January 1, 1995 or subsequent to that date.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




3.     Acquisition of Cable Television Systems, continued:

       During 1996, the Partnership acquired certain cable television systems recorded under the purchase method of accounting in accordance with ABP Opinion 16 as follows:

       1996 Acquisitions and Trades

       Purchase consideration consisted of the following:



            Cablevision
                 of
                 Texas        High        Mid
                   III          Plains    Continent         Hurst           TCI     5 Rivers    C-S Cable        Mexia   Purchases
                   ---          ------    ---------         -----           ---     --------    ---------        -----   ---------
 Cash to
seller
   paid by
   the
Partnership    $9,663,590   $  271,553   $1,271,856    $1,034,594    $     --     $  440,900   $2,197,482   $  107,500  $14,987,475


 Cash to
escrow            500,000       25,000       75,000        21,080          --           --         75,000         --       696,080

 Cable
systems
   traded:
   Shawnee
      County         --           --           --            --       5,713,903         --           --           --     5,713,903
   Ranburne
                     --           --           --            --            --           --           --        279,702      279,702

 Cash for
acqui-
   sition
expenses
   paid or
accrued
   by the
   Partnership
                   76,542        3,489       12,385          --         112,309        2,875       52,180         --       259,780

 Net (assets)
   liabilities
   assumed
                    1,766        1,047        3,144        (1,674)         --         59,100        2,417         --        65,800
               ----------   ----------   ----------    ----------    ----------   ----------   ----------   ----------  ----------

 Total         10,241,898      301,089    1,362,385     1,054,000     5,826,212      502,875    2,327,079      387,202  22,002,740
               ==========   ==========   ==========    ==========    ==========   ==========   ==========   ==========  ==========


   The aggregate purchase price is allocated as follows:


       Systems and equipment                                     $ 18,682,694
       Intangible assets                                            3,320,046
                                                                -------------
                                                                 $ 22,002,740
                                    F-13

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.     Acquisition of Cable Television Systems, continued:

       1996 Acquisitions and Trades, continued

       The operating results for each acquired cable television system are included in net loss from the date of acquisition. The current fiscal year 1996 acquisitions are not presented in a proforma format as the acquisitions, individually and in the aggregate, are immaterial to the financial statements taken as whole.

       Pending Acquisitions

       On September 1, 1996, Galaxy entered into an agreement to purchase certain assets comprising six cable television systems of TCI Cable of the Midland (the "Sarpey County Systems") for a purchase price of approximately $2.3 million, subject to certain pro-rata adjustments.

4.     Systems and Equipment:

       Systems and equipment consist of the following:

                                                                             December 31,     December 31,
                                                    Term         Method          1996             1995
                                                -------------   --------   -------------    -------------

Cable television distribution
      systems:
       Head-end                                 Straight-Line   7 years    $  34,398,590    $  28,212,203
       Distribution plant                       Straight-Line   12 years      99,852,377       81,553,565

       Subscriber drops                         Straight-Line   5 years       24,282,076       19,172,625
       Inventories                                       --         --           889,917          943,825
                                                                           -------------    -------------

                                                                             159,422,960      129,882,218

   Other
       Vehicles                                 Straight-Line   5 years        4,684,292        1,956,175
       Buildings                                Straight-Line   5 years        1,538,367          954,282
       Furniture, fixture and equipment         Straight-Line   5 years        4,301,075        1,348,301
       Land                                                                         --               --
                                                                                  95,000           95,000
                                                                           -------------    -------------

                                                                             170,041,694      134,235,976

       Accumulated depreciation                                              (25,219,078)      (7,923,921)
                                                                           -------------    -------------

      Systems and equipment, net                                           $ 144,822,616    $ 126,312,055
                                                                           =============    =============

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


5.     Intangible Assets:

       Intangible assets consist of the following:


                                                                                    December 31,        December 31,
                                                           Method           Term         1996            1995
                                                     ------------------   --------   ------------    ------------
  Goodwill, franchise costs and
    subscriber lists                                 Straight-Line        15 years   $ 61,532,820    $ 59,814,225
Debt issued costs:
    Senior Subordinated Notes                        Effective interest   10 years      5,399,954       5,150,409
    Revolver and Term Loan                           Effective interest    8 years      2,678,212       2,518,955
    Interest rate-cap                                Effective interest    2 years           --           746,814

Organization costs and other                         Straight-Line        15 years        476,271          98,510
                                                                                     ------------    ------------



                                                                                       70,087,257      68,328,913

    Accumulated amortization                                                           (7,757,105)     (3,281,911)
                                                                                     ------------    ------------


    Intangible assets, net                                                           $ 62,330,152    $ 65,047,002
                                                                                     ============    ============



6.     Long-Term Debt:

       Outstanding long-term debt is as follows:

                                             December 31,          December 31,
                                               1996                     1995
                                                ----                     ----
       Revolving Credit Facility            $ 49,876,377          $17,500,000
       Term Loan                               -                    8,000,000
         Financeable interest                  -                      446,046
       Senior Subordinated Notes             120,000,000          120,000,000
         Unamortized Discount                   (525,000)            (585,000)
       Other                                     386,231              165,909
                                           -------------      ---------------
                           Total            $169,737,608         $145,526,955
                                           =============      ===============

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

       Pursuant to a pledge agreement, $48.2 million of the proceeds from the sale of the Notes were deposited with the Trustee. All amounts so deposited were held by the Trustee pursuant to the pledge agreement as collateral on the Notes until such time as they were released concurrently with the consummation of certain acquisitions. As of December 31, 1995, the required acquisitions were consummated, and as such, no funds remained on deposit with the Trustee. Interest earned on such amounts deposited totaling $438,190 was restricted for payment of interest due on the Notes.

       There are no mandatory sinking fund requirements for the Notes. However, the Partnership may be obligated, under certain circumstances, to (a) make an offer to purchase all outstanding Notes at a redemption price of 101% of the principal amount thereof, plus accrued interest upon a change of control, as defined, and (b) make an offer to purchase Notes with a portion of the net cash proceeds of assets sales, as defined. To the extent that the principal amount is not reduced to less than $78 million, the Partnership may redeem up to a maximum of 35% of the principal amount at redemption price of 112.375% prior to October 1998 in the event of public equity offerings or strategic equity investments of at least $25 million, as defined. Subsequent to September 2000, the Notes are subject to optional redemption in whole or in part at annually decreasing redemption prices ranging from 106.15% in 2000 to 100% in 2003 and thereafter. Subject to certain conditions, the Partnership may at any time defease the Notes.

       The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Term Loan Agreement. The Notes will rank pari passu with all other senior subordinated indebtedness of the Partnership, if any, and is senior to all subordinated debt of the Partnership.

       The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements. The Indenture requires certain equity contributions ranging from $5 million to $15 million based upon the consummation of certain cable television system acquisitions. General partner contributions totaling $15 million in December 1995 were received accordingly. No such contributions were required in December 1996.

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

       The Revolving Credit Facility bears interest at prime (8.25% at December 31, 1996) plus 1.75% payable quarterly, subject to reductions of up to .75% upon achievement of certain financial tests. At the Partnership's option, all or a specified portion of the Revolving Credit Facility may be converted to an adjusted LIBOR rate also subject to reductions of up to .75% upon achievement of certain financial tests. At December 31, 1996, $38,685,000 of the Revolving Credit Facility had been converted to an adjusted LIBOR rate at 8.75%. The Partnership is required to pay a .50% per annum commitment fee on the unfunded portion of the Revolving Credit Facility.

       Term Loan

       The Term Loan bears interest on the same terms as the Revolving Credit Facility. In addition to the stated interest, the Term Loan bears additional interest such that its aggregate interest rate is 15%. This additional interest is financeable as additional principal under the Term Loan. At December 31, 1996, both the Term Loan and financeable interest balance were paid in full.

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

       In December 1994, the Partnership entered into an interest rate protection agreement as required by the Loan Agreement, whereby the LIBOR base rate applicable to a notional amount totaling $40,020,000 is capped at 7.50% for a two year period ending December 1996. The Revolving Credit Facility and Term Loan Agreement were subject to this rate protection agreement.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




6.     Long-Term Debt, continued:

       Five Year Maturities

       The required principal payments on the Company's long-term debt at December 31, 1996, assuming no additional borrowings, is as follows:


             1997                                       $     156,175
             1998                                           3,116,216
             1999                                           8,086,643
             2000                                          10,972,803
             2001                                          12,967,858
             Thereafter                                   134,962,913
                                                          -----------
                                                         $170,262,608


7.     Supplemental Disclosure of Cash Flow Information:

       No interest payments were made in the period from inception to December 31, 1994. Interest payments for the years ended December 31, 1996 and 1995 were approximated $20 million, and $4.9 million respectively.

       Noncash transactions for the year ended December 31, 1996 were as follows:

           Capital expenditures of approximately $417,910 included in accounts payable.

           Acquisition of equipment through issuance of capital leases payable totaling $159,585.

           Acquisition of cable systems totaling $5,993,604 through trades of current systems.


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

           Acquisition of equipment through issuance of capital leases payable totaling $160,694.

       Noncash transactions for the period ended December 31, 1994 were as follows:

           Cable systems acquisition price and related costs paid by a general partner on behalf of the Partnership totaling $650,000 as a component of the general partner's contribution.

           Issuance of $6,834,000 Class D limited partner interest to seller of an acquired cable system.

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



8.     Commitments and Contingencies:

       Management Fee to Affiliate

       The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. In addition to reimbursing expenses, the Partnership pays a management fee monthly, in arrears based upon 5.5% of gross revenues as defined in the management agreement through November 1995, whereupon systems acquisitions trigger a reduction in the fee to 4.5% of gross revenues. Management fees and reimbursed expenses approximated $3,071,000, $1,888,000 and $39,000 for the years ended December 31, 1996,
       1995 and for the period from inception to December 31, 1994, respectively. The management fee rate is subject to further pro rata reductions to a minimum of 3.5% in the event the management company acquires or controls other entertainment or telecommunications assets. The management agreement's initial term through December 31, 1999 may be extended annually thereafter and is subject to early termination upon the Partnership's sale or disposition of the acquired cable television systems. Partnership obligations under the management agreement are subordinate to the Partnership's long-term debt. The management fee payable at December 31, 1996 was $291,000. The Partnership also provides and receives certain operational services from affiliates of a general partner. Included in prepaids and other are advances to such affiliates approximating $265,542, $475,000 and $313,000 as of December 31, 1996,
       1995 and 1994, respectively, of which approximately $265,542, $216,000 and $188,000 as of December 31, 1996, 1995 and 1994, respectively represent receivables from Galaxy Systems Management, Inc.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.     Commitments and Contingencies, continued:

       Capital Leases

       The Partnership leases certain assets under capital lease agreements which expire at various dates through 1999. The lease agreements generally provide purchase options at the end of the original lease. Future minimum lease payments under noncancelable leases consist of the following:

           Year Ending
           December 31,                                    Amount

              1997                                     $   81,960
              1998                                         54,175
              1999                                         25,368
                                                      -------------

    Total minimum lease payment                           161,503
    Less amounts representing interest                    (17,062)

       Obligations under capital leases                $  144,441
                                                       ==========


       Operating Leases

       The Partnership is obligated under certain operating leases for head-end and transmission facility real estate as well as administrative facilities. Rent expense incurred in conjunction with these leases approximated $298,000, $100,000 and $3,700 for the years ended December 31, 1996, 1995 and for the period from inception to December 31, 1994, respectively.

       Future minimum lease payments under such leases are as follows:

                  Year Ending
                  December 31,                           Amount
                  ------------                           ------
                    1997                             $  337,175
                    1998                                290,970
                    1999                                240,290
                    2000                                209,571
                    2001                                199,187


       In addition, the Partnership, as an integral part of its cable operations, has entered into short-term lease contracts for pole use. Rent expense approximated $1,177,000, $433,000 and $23,000 for the years ended December 31, 1996, 1995 and for the period from inception to December 31, 1994, respectively, under such contracts. Future annual minimum aggregate rentals under such leases amount to approximately $1,161,000 at December 31, 1996.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




8.     Commitments and Contingencies, continued:

       Employee Benefits

       The Partnership sponsors a defined contribution retirement plan for eligible employees with a minimum six-months of service with the Partnership or certain affiliates. The Partnership makes contributions on behalf of each employee of a matching amount not to exceed the employee's contribution or 8% of such employee's salary. The Partnership contributed $150,480 and $41,000 to the plan during 1996 and 1995, respectively. No such contributions were made in the period from inception to December 31, 1994.

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

       The Partnership has various contracts to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per subscriber. The Partnership has negotiated programming agreements with premium service suppliers that offer cost incentives to the Partnership under which premium unit prices decline as certain premium service growth thresholds are met. In addition to volume pricing discounts, some program suppliers offering marketing support to the Partnership in the form of advertising funds, promotional materials, rebates and other incentives. The Partnership's programming contracts are generally for a fixed period of time, typically three to five years, and are subject to negotiated renewal.

       Cable Service Rate Regulation

       On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act 1992 (the "1992 Cable Act"). In 1993 and 1994, the FCC adopted certain rate increases. As a result of such actions, Galaxy's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by FCC, and equipment and installation charges are based on actual costs. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS, Continued




8.     Commitments and Contingencies, continued:

       Cable Service Rate Regulation, continued

       The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Partnership's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or review by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

       In February 1996, a telecommunications bill was signed into federal law which significantly impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. The impact of the new bill cannot be determined at this time, but it is not expected to have a significant adverse impact on the financial position or results of operations of the Partnership.



9.     Quarterly Data, Unaudited:

       The results of operations for each quarter in 1996 were as follows (dollars in thousands):



                               First         Second       Third       Fourth
                              Quarter        Quarter     Quarter      Quarter
                              -------        -------     -------      -------

       Revenue              $  14,475      $  15,545  $  15,889      $ 16,428

       Operating income         1,374            760        503           365

       Net loss                (3,433)        (4,009)    (4,834)       (4,636)



       The results of operations for the quarters include certain adjustments primarily related to depreciation and amortization on current year acquisitions. The adjustments to net loss, in thousands, are $209, $257 and $454, for the first, second and third quarter, respectively.

                        Report of Independent Accountants




To the Partners
Galaxy Telecom, L.P.

Our report on the consolidated financial statements of Galaxy Telecom, L.P. and Subsidiary is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 on this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                       COOPERS & LYBRAND L.L.P.


Austin, Texas
March 14, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              GALAXY TELECOM, L.P.


             Column A                        Column B                Column C                   Column D          Column E
             --------                        --------   ---------------------------------       --------          --------
                                                                      Additions
                                            Balance at       Charged to          Charged to                      Balance at
                                             Beginning        Cost and        Other Accounts   Deductions          End of
            Description                      of Period        Expenses           -Describe      -Describe          Period
            -----------                      ---------        --------           ---------      ---------          ------

Year ended December 31, 1996:
 Reserve and allowance deducted
    from asset accounts-allowance
      for uncollectible accounts           $  834,425        $ 1,229,536        $ 186,791 (1)   $1,838,802 (2)  $  411,950

Year ended December 31, 1995:
 Reserve and allowance deducted
    from asset accounts-allowance
      for uncollectible accounts              320,605            383,547          359,385 (1)      229,112 (2)     834,425

Period from  December  24, 1994
(inception)  to December  31, 1994
  Reserve and allowance deducted
    from asset accounts-allowance
      for uncollectible accounts              --                   8,219          312,386 (1)        --            320,605


(1) Allowance for uncollectible purchased accounts (2) Uncollectible accounts written off.

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      None.


                                      PART III

      Item 10.    Directors and Executive Officers of the Registrants.

      The general partners of Galaxy, Galaxy Telecom, Inc. ("Galaxy GP") and Galaxy Telecom Investments, L.L.C. ("Galaxy Investments") (collectively, the "General Partners"), have designated Galaxy GP as the Managing General Partner of Galaxy, and as such Galaxy GP has responsibility for the overall management of the business and operations of Galaxy. Galaxy Investments retains the right to become the Managing General Partner at any time upon written notice to Galaxy GP. The directors of Galaxy GP are also the managers of Galaxy Investments.

      Galaxy is party to a Management Agreement with Galaxy Management Limited ("Galaxy Management") with respect to the day-to-day management and operation of Galaxy's cable systems.

       The executive officers of Galaxy Management and the directors of Galaxy GP are:

    Tommy L. Gleason, Jr.....51  President,   Chief   Executive   Officer  and
                   Director of Galaxy Management and Galaxy GP
    J. Keith Davidson........41   Vice   President   -   Finance,   Treasurer,
                                   Secretary    and    Director    of   Galaxy
                                   Management and Galaxy GP
    James M. Gleason.........33   Chief    Operating    Officer    of   Galaxy
                                   Management and Galaxy GP
    Terry M. Cordova.........35  Vice   President  -  Engineering   of  Galaxy
                                   Management
    Thomas Morris............52  Vice   President  -   Operations   of  Galaxy
                                   Management
    Ronald Voss..............53 Vice  President  -  Corporate  Development  of
                                   Galaxy Management
    William P. Collatos......42    Director of Galaxy GP
    Kenneth T. Schiciano.....34    Director of Galaxy GP
    Richard D. Tadler........40    Director of Galaxy GP

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

       William P. Collatos has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and currently is a managing general partner of Spectrum Equity Investors L.P., a private equity firm which he co-founded in May 1994. From 1990 to 1994, Mr. Collatos was a private equity investor. Mr. Collatos was an Associate and General Partner of funds managed by Media Communications Partners and TA Associates, Inc., a private equity capital firm ("TA Associates") from 1980 to 1990. From 1976 to 1980, Mr. Collatos worked in and subsequently ran the media lending group at Fleet National Bank. Mr. Collatos is a director of Saga Communications, Inc.

      Kenneth T. Schiciano has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and has been a Principal of TA
Associates since January 1995. Mr. Schiciano was a Vice President of TA Associates from August, 1989 to December 1994.

      Richard D. Tadler has served as director of Galaxy GP and a manager of Galaxy Investments since December 1994. Mr. Tadler has been a Managing Director of TA Associates since January 1994. From 1987 to December 1995, Mr. Tadler was a general partner of TA Associates. Mr. Tadler is a director of TechForce Corporation.

      Item 11.  Executive Compensation.

      Management Agreement

      Pursuant to the Management Agreement between Galaxy Management and Galaxy, Galaxy Management, including Messrs. Tommy L. Gleason, Jr., Davidson, James Gleason, Cordova, Morris and Voss, who are employed by Galaxy Management and are otherwise referred to as the Senior Managers, manages all aspects of the day-to-day business and operations of Galaxy and in connection therewith undertakes those activities and services that are customary in the cable television industry for the account and on behalf of Galaxy. For a more detailed description of the Management Agreement, see Item 13 of this Part III ("Certain Relationships and Related Transactions -- Management Agreement").

      Executive Compensation

      None of the employees of Galaxy are deemed to be executive officers of Galaxy. The Senior Managers are employees of Galaxy Management and the services of such individuals are provided to Galaxy, for which services Galaxy pays
Galaxy Management a fee pursuant to the Management Agreement. The Senior Managers are compensated in their capacity as executive officers of Galaxy Management and therefore receive no compensation from the Company. The general partners of Galaxy receive no compensation for their services to Galaxy in such capacity.

      Director Compensation

      Galaxy GP pays an annual retainer of $15,000 to its directors, other than those who are salaried employees or executive officers of Galaxy Management. In addition, Galaxy pays to such directors the ordinary and necessary out-of-pocket expenses incurred by them to attend meetings of the Board of Directors of Galaxy GP and committees thereof.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The  following  table sets forth certain  information,  as of December 31,
1996, concerning the beneficial ownership of (i) the units of general partnership interests and limited partnership interests of Galaxy owned by each person known by Galaxy to own beneficially more than 5.0% of any class of Galaxy's partnership interests, (ii) equity securities of and member interests in Galaxy GP and Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments as a group, and (iii) member interests in Galaxy Management owned by the Senior Managers.

    Name and Address                                                                         No. of Units/   % of
   Of Beneficial Owner                              Type of Interest                           Shares(1)      Class
   -------------------                              ----------------                           ---------      -----
Galaxy Telecom, Inc.                      Class A General Partnership Units of Company           133,333        *
  1220 North Main Street                  Class C Limited Partnership Units of Company           416,000     100.0
  Sikeston, Missouri   63801              Class E Limited Partnership Units of Company           200,000     100.0

Galaxy Telecom Investments, L.L.C.        Class A General Partnership Units of Company        44,491,667      99.7
  1220 North Main Street                  Class B  Limited Partnership Units of Company            1,000     100.0
  Sikeston, Missouri  63801

Vantage Cable Associates, L.P.            Class D Limited Partnership Units of Company         6,384,000     100.0
  c/o Farm Bureau Life Insurance Company
  5400 University Avenue
  W. Des Moines, Iowa  50266


Galaxy Telecom Management, L.L.C.        Class A Voting Common Stock of Galaxy GP                 20,000      16.9
  1220 North Main Street                  Common Interests in Galaxy Investments                     990      99.0
  Sikeston, Missouri  63801               Voting Preferred Interests in Galaxy Investments       288,549       7.3

TA Associates Group (2)                   Class A Voting Common Stock of Galaxy GP                63,281      53.3
  c/o TA Associates, Inc.                 Common Interests in Galaxy Investments                       6        *
  125 High Street, Suite 2500             Voting Preferred Interests in Galaxy Investments     3,452,523      87.8
  Boston, Massachusetts  02110

Spectrum Equity Investors, L.P.           Class A Voting Common Stock of Galaxy GP                24,615      20.7
  125 High Street, Suite 2600             Common Interests in Galaxy Investments                       2       *
  Boston, Massachusetts  02110

Fleet Equity Partners(3)                  Class A Voting Common Stock of Galaxy GP                 5,810       4.9
  111 Westminster Street                  Class B Nonvoting Common Stock of Galaxy GP             14,703     100.0
  Providence, Rhode Island  02903         Common Interests in Galaxy Investments                       2       *
                                          Voting Preferred Interests in Galaxy Investments       192,646       4.9
                                          Nonvoting Preferred Interests in Galaxy Investments    570,368     100.0

Tommy L. Gleason, Jr.                     Common Interests of Galaxy Management Limited          770,000      38.5

Tommy L. Gleason, Sr.                     Common Interests of Galaxy Management Limited          485,000      24.3

James M. Gleason                          Common Interests of Galaxy Management Limited          675,000      33.8

J. Keith Davidson                         Common Interests of Galaxy Management Limited           40,000       2.0

Terry M. Cordova                          Common Interests of Galaxy Management Limited           25,000       1.3

Ronald Voss                               Common Interests of Galaxy Management Limited            5,000        *

All executive officers and directors of   Class A Voting Common Stock of Galaxy GP
  Galaxy GP as a group (6 persons) (4)                                                           107,896      91.0

All managers of Galaxy Investments as     Common Interests in Galaxy Investments                     998      99.8
  a group (5 persons) (5)                 Voting Preferred Interests in Galaxy Investments     3,740,995      95.1


* Less than one percent.

      (1) Share and unit ownership amounts have been rounded to the nearest whole number.

      (2) Includes 19,524 shares of Class A Voting Common Stock of Galaxy GP ("Class A Stock") owned by Advent Atlantic and Pacific II L.P., 7,040 shares of Class A Stock owned by Advent Industrial II L.P., 3,282 Class A Stock owned by Advent New York, L.P., 32,820 shares of Class A Stock owned by Advent VII L.P., and 615 shares of Class A Stock owned by TA Venture Investors Limited Partnership. Includes 6 units of Common Interests in Galaxy Investments ("Common Interests") owned by Advent VII Investor Corp. Includes 3,452,523 units of Voting Preferred Interests in Galaxy Investments ("Voting Preferred Interests") owned by Advent VII Investor Corp. All of the above beneficial owners are part of an affiliated group of investment partnerships and companies referred to, collectively, as the TA Associates Group. Messrs. Tadler and Schiciano,
Directors of Galaxy GP and managers of Galaxy Investments, are a Managing Director and a Principal, respectively, of TA Associates, Inc., which is the sole general partner of TA Associates VII L.P., TA Associates VI L.P. and TA

Associates AAP II Partners L.P. TA Associates VII L.P. is the sole general partner of Advent VII L.P. TA Associates is the sole general partner of Advent New York L.P. and Advent Industrial II L.P. TA Associates AAP II Partners L.P. is the sole general partner of Advent Atlantic and Pacific II L.P. TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares or units, as the case may be, held of record by the named investment partnerships, with the exception of those shares of Class A Stock held by TA Venture Investors Limited Partnership. Principals and employees of TA Associates, Inc. (including Messrs. Tadler and Schiciano) comprise the general partners of TA Venture Investors Limited Partnership. In such capacity, each of Messrs. Tadler and Schiciano may be deemed to share voting and investment power with respect to 615 shares of Class A Stock held of record by TA Venture Investors Limited Partnership. Messrs. Tadler and Schiciano each disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests.

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

      Item 13.  Certain Relationships and Related Transactions.

      Management Agreement

      Galaxy Management, which is owned by the Senior Managers and Tommy L. Gleason, the father of Tommy L. Gleason, Jr. and James M. Gleason, currently manages all aspects of the day-to-day business and operations of Galaxy pursuant to the Management Agreement. The term of the Management Agreement expires December 31, 1999, but provides for automatic renewal for successive one-year terms. Galaxy may terminate the Management Agreement with 90 days' written notice prior to the expiration of the initial or any renewal term. The Company also has the option to terminate the Management Agreement in the event (i) of a material breach of the Management Agreement by Galaxy Management and failure to cure same or commence cure within 30 days after receipt of notice from Galaxy,
(ii) of an unwaived and uncured default by Galaxy of any substantive covenant contained in its financing documents, (iii) of a 10% reduction in Galaxy's gross revenues or operating cash flow over the prior fiscal year or (iv) that none of Tommy L. Gleason, Jr., Tommy L. Gleason or James M. Gleason is involved in the management of Galaxy Management. The Management Agreement also will terminate, with respect to any of Galaxy's cable systems, upon the sale of such system by Galaxy and will terminate in its entirety upon the sale or other distribution of all of Galaxy's systems or upon the dissolution or winding up of Galaxy, which may be effected by the Equity Investors in certain circumstances pursuant to the terms of the Equity Holders Agreement described below.

      The Management Agreement provides that Galaxy Management is authorized to perform management services including, among other things: operation and control of the physical assets of the Systems; engineering and supervision of expansion and construction activities relating to the Systems; negotiation, administration and extension of franchise and pole attachment agreements and agreements with utility companies; management of programming agreements; marketing; purchasing; budgeting; billing, record-keeping, accounting and financial reporting; tax return preparation; and hiring, supervision and termination of Company employees. Galaxy Management is also authorized to establish and maintain bank accounts for Galaxy ("System Operating Accounts") to deposit all funds collected by each system and to make withdrawals therefrom for purposes of payment and reimbursement of expenses incurred by or on behalf of Galaxy. Galaxy Management is entitled to reimbursement from the System Operating Accounts on a monthly basis of various expenses allocable to its management and operation of the Systems and Galaxy, including truck and automobile expenses, travel expenses, meals and entertainment, and third-party professional fees. For fiscal 1996, Galaxy paid Galaxy Management approximately $266,669 in reimbursed expenses.

      In return for its management services, Galaxy Management receives a management fee, payable monthly, equal to a percentage of the gross revenues derived by Galaxy from the Systems, excluding revenues from the sale of Systems or franchises. The Management Agreement also provides that, prior to January 1, 1998, the dollar amount of the management fee may not increase as a result of revenues attributable to acquired cable television systems until such time as the gross revenues of Galaxy reach a certain minimum level. The management fee is currently 4.5% of revenues. For the year ended December 31, 1996, Galaxy incurred a management fee of approximately $2,804,374. There can be no assurance that such amounts are representative of the amount of annual fees to be paid to Galaxy Management in the future.

      The management fee may be reduced (but not below 3.5%) in the event other entities controlled by Tommy L. Gleason, Jr., James M. Gleason and/or J. Keith Davidson acquire other entertainment or telecommunications business assets, with the calculation to determine any such reduction in the management fee based upon the percentage of the gross revenues of such other assets compared to the gross revenues of Galaxy. None of such persons presently intends, or intends to cause any such entities, to make any such acquisitions. The Loan Agreement limits Galaxy's ability to pay any accrued management fee and Galaxy management's right to such fee and reimbursement of expenses is restricted by the terms of the Affiliate Subordination Agreement as defined below.

      Galaxy   believes  that  the  terms  of  the   Management   Agreement  are
substantially the same terms as could be obtained in arm's-length arrangements with unaffiliated third parties.

      Affiliate Subordination Agreement

      Galaxy, Galaxy GP, Galaxy Investments, certain investors in Galaxy GP and Galaxy Investments, Galaxy Telecom Management, L.L.C. ("Galaxy Management Limited"), Tommy L. Gleason, Jr., James M. Gleason, Tommy L. Gleason, J. Keith Davidson, Ronald Voss, Terry M. Cordova, and the sellers of the Galaxy

Cablevision Systems, Vista Communications Systems and Vantage Cable Systems (collectively, the "Subordinated Parties") are parties to an Affiliate
Subordination  Agreement  dated as of  December  23,  1994  (the  "Subordination
Agreement") with Fleet National Bank and the Lenders under Galaxy's Loan Agreement (the "Senior Parties"). Under the terms of the Subordination Agreement, all obligations and liabilities of Galaxy, Galaxy GP and Galaxy Investments to make any payments of cash or other property to any of the other Subordinated parties are subordinated in right of payment and remedies to the prior final payment in full of the obligations and liabilities of Galaxy, Galaxy GP and Galaxy Investments to the Senior Parties under the Loan Agreement and the financing documents related thereto.

      Equity Holders Agreement

      Galaxy, Galaxy GP, Galaxy Investments, the Senior Managers, the Equity Investors and Vantage Cable have entered into the Equity Holders Agreement relating to the management of Galaxy GP and Galaxy Investments, the general partners of Galaxy, and certain other matters. Under the Equity Holders Agreement, each stockholder of Galaxy GP and each member of Galaxy Investments has agreed to elect as directors or managers, as the case may be, three designees of the Equity Investors and Tommy Gleason, Jr. and one other designee of the Senior Managers. The current designees of the Equity Investors are William P. Collatos, Kenneth T. Schiciano and Richard D. Tadler. J. Keith Davidson is the current second designee of the Senior Managers. The Equity Holders Agreement provides that James M. Gleason shall serve as a director and manager if Tommy Gleason, Jr. is unable to serve.

      The Equity Holders Agreement also restricts transfer of equity interests in Galaxy GP and Galaxy Investments by the Senior Managers and provides the Equity Investors with piggyback registration rights and, on or after December 23, 1998, demand registration rights with respect to interest in Galaxy, Galaxy GP and Galaxy Investments. The Equity Investors have agreed to waive their registration rights with respect to the registration of the Notes. On or after
(i) December 23, 1998 or (ii) a default by Galaxy in the payment of principal or interest on the indebtedness outstanding under the Loan Agreement, the Equity Investors have the right to require (a) the reorganization of Galaxy, Galaxy GP and Galaxy Investment to facilitate the registration and public offering of securities of the successor entity or (b) the sale of the Company, Galaxy GP, Galaxy Investments or the assets, stock or other securities of any such entities.

      The Equity Holders Agreement also provides that the Senior Managers and their affiliates will first offer any opportunity to invest in a telecommunications or entertainment business to Galaxy before making such investment. If Galaxy elects not to make such investment, the Senior Managers and the Equity Investors, if they so elect, may make such investments through another entity. The decision of Galaxy as to whether or not to make such investment will be made by the board of directors of the Managing General Partner. Although the directors and executive officers of the Managing General Partner have certain fiduciary obligations to its shareholders under applicable corporate law and the Managing General Partner has fiduciary duties to the other partners of Galaxy, there can be no assurance that a conflict of interest relating to any such investment will be resolved in favor of Galaxy. The Company presently does not have any agreements or policies governing possible conflicts of interest.

      Limited Partnership Interests in Galaxy

      Galaxy Investments owns 100% of the Class B Limited Partnership Interests in Galaxy, which it received in connection with the organization and initial capitalization of Galaxy in December 1994. Galaxy GP received 100% of the Class C and Class E Limited Partnership Interests in Galaxy in connection with
Galaxy's acquisitions of the Vista Communications Systems and the Galaxy Cablevision Systems, respectively. In connection with its acquisition of the Vantage Cable Systems, Galaxy issued approximately $6.4 million in the form of

Class D Limited Partnership Interests in Galaxy, out of the total consideration of approximately $38.4 million paid for such Systems. Galaxy's ability to declare or pay any dividend or make any other distributions to its general and limited partners is restricted by the terms of the Indenture dated September 28, 1995.

      Subject to such restrictions and at such time as Galaxy may make distributions under the Loan Agreement, Galaxy GP may cause Galaxy to make distributions to its Class C Limited Partners, Class D Limited Partners and Class E Limited Partners prior to making distributions to other partners of the Company in accordance with the Limited Partnership Agreement dated December 23, 1994, as amended, by and among Galaxy GP, Galaxy Investments and Vantage Cable (the "Partnership Agreement"). Galaxy may make such distributions until the aggregate of such distributions equals the amount of the capital contributions of each such class of limited partners, plus certain priority rates of return. Under the Partnership Agreement, Class C Limited Partners are entitled to a rate of return of 9%, compounded annually on the previously unreturned capital contribution. The Partnership Agreement provides that Class D Limited Partners are entitled to an annually compounded rate of return of 10.0% per annum from December 23, 1994 until December 31, 1999, which rate of return increases each year thereafter in increments of 2.0%, up to a maximum of 18.0%. Class E Limited Partners are entitled under the Partnership Agreement to a priority rate of return of 9% until December 31, 1999, which then increases 2.0% each year up to a maximum of 17%. Class B Limited Partners are entitled to up to 11.90% of any distribution remaining after allocation of the capital contributions of and priority rates of return to the Class C, D and E Limited Partners and to the Class A General Partners. To date, Galaxy has made no distributions to any of the general or limited partners of Galaxy. The interests of each of the general and limited partners of Galaxy are also subject to the terms of the Affiliate Subordination Agreement and the Equity Holders Agreement.

Relationship of Agent with Equity Investor

      Fleet National Bank, the Agent under the Revolving Credit Facility, is a wholly owned subsidiary of Fleet Financial Group, Inc., a bank holding company ("Fleet Financial"). Fleet Equity Partners, one of the Equity Investors, is a marketing name for Fleet Growth Resources, Inc., a wholly owned subsidiary of Fleet Private Equity Company, Inc., which, in turn, is a wholly owned subsidiary of Fleet Financial.

                                      PART IV

      ITEM 14. Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K.

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




                                 GALAXY TELECOM, L.P.
                          By:    Galaxy Telecom Inc.
                                 As General Partner







      March 31, 1997               /s/ Tommy L. Gleason, Jr.
                          By:    Tommy L. Gleason, Jr.
                      President and Chief Executive Officer







      March 31, 1997               /s/ J. Keith Davidson
                          By:    J. Keith Davidson
                                 Vice President-Finance (Principle
                                 Financial Officer)