Form 10-K/A
period 1996-12-31
GALAXY TELECOM LP
filed 1997-04-03
CIK 948945

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

For the transition period from  ___________  to  __________

                         Commission file number 33-95298

                              GALAXY TELECOM, L.P.
             (Exact name of Registrant as specified in its charter)

                Delaware                                      43-1697125
                --------                                      ----------
(States of Other Jurisdictions of                           IRS Employer
 Incorporation or Organization)                          Identification No.)

              1220 North Main
           Sikeston, Missouri                                   63801
           ------------------                                   -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (573) 472-8200

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

          Yes       X                               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom, L.P.: $0

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $1,000

Number of shares of Galaxy Telecom Capital Corp. outstanding as of April 3, 1997: 100

DOCUMENTS  INCORPORATED BY REFERENCE: Not applicable.

                                GALAXY TELECOM, L.P.
                            GALAXY TELECOM CAPITAL CORP.
                                   FORM 10-K/A
                            Year Ended December 31, 1996

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
  13.   Certain Relationships and Related Transactions................38

                                    PART IV

  14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.....................................  42

  Signatures........................................................  43

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

                                       Initial Systems (Combined)                   Company
                                       --------------------------      -------------------------------
                                                      Period from    Period from
                                                         Jan. 1        Dec. 23     Year        Year
                                                         1994 to       1994 to   Ended        Ended
                                   Year Ended Dec. 31    Dec. 22       Dec. 31   Dec. 31     Dec. 31
         (Dollars in thousands)    1992         1993       1994          1994      1995       1996 (b)
                                   ----         ----       ----      --------   --------      --------
        Statement of Operations Data:
Revenues                         $ 25,919    $ 27,285    $ 27,117    $    577    $ 29,995    $ 62,337
                                 --------    --------    --------    --------    --------    --------
Operating Expenses:
  Systems operations                9,518       9,938      10,338         260      13,219      28,353
  Selling, general &
     administrative                 4,951       4,722       5,272          99       3,681       6,439
  Management fees to affiliate      1,334       1,320       1,316          32       1,605       2,804
  Depreciation &
     amortization                  16,232      15,681      14,541         214      10,206      21,739
                                 --------    --------    --------    --------    --------    --------
    Total operating expenses       32,035      31,661      31,467         605      28,711      59,335

Operating income (loss)            (6,116)     (4,376)     (4,350)        (28)      1,284       3,002
  Interest expense                 (8,657)     (6,229)     (6,015)       (153)    (10,442)    (20,133)
  Other income (expense)           (1,090)         37        (248)          6         608         219
                                 --------    --------    --------    --------    --------    --------
Net loss                         $(15,863)   $(10,568)   $(10,613)   $   (175)   $ (8,550)   $(16,912)
                                 ========    ========    ========    ========    ========    ========

EBITDA (a)                       $ 10,116    $ 11,305    $ 10,191    $    186    $ 11,490      24,741

        Balance Sheet Data (at end of period):
        Total assets                                                             $199,913     $217,498
        Total long-term debt and other                                            145,527      169,738
        Partners' capital                                                          42,171       25,259

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

      Safe Harbor Under The Private Securities Litigation Reform Act Of 1995

     The statements contained in the Form 10-K/A relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

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

       In addition to the matters noted above, certain other statements made in this Form 10-K/A are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services and management issues. As a result, the actual results realized by Galaxy could differ materially from the statements made herein. Readers of this Form 10-K/A are cautioned not to place undue reliance on the forward looking statements made in this Form 10-K/A or in Galaxy's other securities filings.

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



                                                      COOPERS & LYBRAND L.L.P.


Austin, Texas
March 14, 1997

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,
                                                                                -----------------------
                                 ASSETS                                               1996           1995
                                                                              ------------   ------------
Cash and cash equivalents                                                     $  2,338,345   $  3,430,835
Subscriber receivables, net of allowance for doubtful accounts of
     $411,950 and $834,425, respectively                                         5,998,127      3,512,141

Systems and equipment, net                                                     144,822,616    126,312,055
Intangible assets, net                                                          62,330,152     65,047,002
Prepaids and other                                                               2,008,768      1,611,158
                                                                              ------------   ------------


      Total assets                                                            $217,498,008   $199,913,191
                                                                              ============   ============


                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $ 17,738,261   $  9,569,072
Subscriber deposits and deferred revenue                                         4,763,327      2,646,413

Long-term debt and other obligations                                           169,737,608    145,526,955
                                                                              ------------   ------------

      Total liabilities                                                        192,239,196    157,742,440

Commitments and contingencies

Partners' Capital:
      General partners                                                          18,257,812     35,169,751
      Limited partners                                                           7,001,000      7,001,000
                                                                              ------------   ------------


      Total partners' capital                                                   25,258,812     42,170,751

      Total liabilities and partners' capital                                 $217,498,008   $199,913,191
                                                                              ============   ============










                         The  accompanying  notes  are an  integral  part of the financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      December 23,
                                                          Year            Year     1994 (Inception)
                                                         Ended           Ended            To
                                                      December 31,     December 31,   December 31,
                                                          1996            1995            1994
                                                     ------------    ------------    ------------
 Revenues                                            $ 62,337,218    $ 29,995,187    $    576,922

Operating expenses:
      Systems operations                               28,353,154      13,219,170         260,352
      Selling, general and administrative               6,439,308       3,680,945          98,517
      Management fee to affiliate                       2,804,374       1,605,404          31,731
      Depreciation and amortization                    21,738,425      10,205,635         214,139
                                                     ------------    ------------    ------------

               Total operating expenses                59,335,261      28,711,154         604,739
                                                     ------------    ------------    ------------
Operating income (loss)                                 3,001,957       1,284,033         (27,817)

Interest expense                                      (20,132,735)    (10,442,205)       (153,425)
Interest income and other                                 218,839         608,405           5,931
                                                     ------------    ------------    ------------
      Net loss                                       $(16,911,939)   $ (8,549,767)   $   (175,311)
                                                     ============    ============    ============






                        The  accompanying  notes  are an  integral  part  of the financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                       Limited Partners
                             General     -----------------------------------------------------------------------
                            Partners          Class B        Class C        Class D        Class E          Total           Total
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------
Contributions             $ 29,625,000    $      1,000   $    416,000   $  6,384,000   $       --     $  6,801,000    $ 36,426,000

Syndication and trans-
      action costs            (730,171)           --             --             --             --             --          (730,171)

Net loss for period           (175,311)           --             --             --             --             --          (175,311)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1994                      28,719,518           1,000        416,000           --             --        6,801,000      35,520,518

Contributions               15,000,000            --             --             --          200,000        200,000      15,200,000

Net loss for year           (8,549,767)           --             --             --             --             --        (8,549,767)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1995
                            35,169,751           1,000        416,000      6,384,000        200,000      7,001,000      42,170,751

Net loss for year          (16,911,939)           --             --             --             --             --       (16,911,939)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1996                    $ 18,257,812    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000    $ 25,258,812
                          ============    ============   ============   ============   ============   ============    ============


                         The  accompanying  notes  are an  integral  part of the financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year             Year      1994 (Inception)
                                                                Ended             Ended           To
                                                             December 31,      December 31,  December 31,
                                                                   1996             1995         1994
                                                          -------------    -------------    -------------
Cash flows from operating activities:
     Net loss                                               $ (16,911,939)   $  (8,549,767)   $    (175,311)
     Adjustments to reconcile net loss to net cash
        provided by operating activities:
        Depreciation expense                                   17,646,096        7,020,550          147,000
        Amortization expense                                    4,092,330        3,185,085           53,000
        Amortization included in interest expense               1,294,650          801,058           14,139
        Financeable  interest                                     597,849          446,046             --
        Provision for doubtful accounts receivable              1,229,536          383,547            8,219
        (Gain)/loss on sale of assets                            (183,095)          72,587             --
     Changes in assets and liabilities:
        Subscriber receivables                                 (3,715,522)      (2,023,046)        (499,816)
        Prepaids and other                                       (397,610)        (258,916)        (236,482)
        Accounts payable and accrued expenses                   7,751,279        5,241,429          553,509
        Subscriber deposits and deferred revenue                2,116,914        1,328,391          211,478
                                                            -------------    -------------    -------------

             Net cash provided by operating activities         13,520,488        7,646,964           75,736
                                                            -------------    -------------    -------------

Cash flows from investing activities:
     Acquisition of cable systems-net of trades               (16,009,136)     (95,614,673)     (86,980,136)
     Proceeds from sale of assets                                 683,171        2,101,345             --
     Capital expenditures                                     (21,397,549)      (4,815,014)            --
     Other intangible assets                                     (873,882)        (164,248)            --
                                                            -------------    -------------    -------------
              Net cash used in investing activities           (37,597,396)     (98,492,590)     (86,980,136)
                                                            -------------    -------------    -------------

Cash flows from financing activities:
     Borrowings under term debt and revolver                   38,226,377       20,850,000       63,650,000
     Payments under term debt and revolver                    (14,893,894)     (59,000,000)            --
     Net borrowings on other debt                                  60,738            5,215             --
     Proceeds from bond issue                                        --        119,400,000             --
     Payment of debt issue costs                                 (408,803)      (4,869,164)      (2,831,314)
     Partners' contributions                                         --         15,000,000       28,976,124
                                                            -------------    -------------    -------------

             Net cash provided by financing activities:        22,984,418       91,386,051       89,794,810
                                                            -------------    -------------    -------------
     Net increase (decrease) in cash and cash equivalents      (1,092,490)         540,425        2,890,410

Cash and cash equivalents, beginning of period                  3,430,835        2,890,410             --
                                                            -------------    -------------    -------------
Cash and cash equivalents, end of period                    $   2,338,345    $   3,430,835    $   2,890,410
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



3.     Acquisition of Cable Television Systems:

       1995 Acquisitions

       In December 1995, except for the Cameron systems which were acquired in March 1995, the Partnership acquired certain cable television systems, recorded under the purchase method of accounting in accordance with APB Opinion 16, as follows:

       Purchase consideration consisted of the following:



                                            Douglas           Vista
                           Cameron       Communications  Narragansett         Vista I      Friendship       Phoenix          Total
                          ------------   ------------    ------------    ------------    ------------    ----------   ------------
 Cash to seller by
   the Partnership        $  3,350,000   $ 45,837,979    $ 16,057,020    $  7,295,174    $ 20,874,519    $  534,732   $ 93,949,424

 Cash to escrow                   --             --           300,000         380,000       100,000            --          780,000
 Due to escrow                    --             --           100,000            --              --            --          100,000
 Notes Payable by
   Limited Partner
                               200,000           --              --              --              --            --          200,000
 Cash for acquisition
   expenses paid or
   accrued by the
   Partnership
                                  --          514,081         121,019         127,283         202,023         3,068        967,474
 Cash proceeds from
   resale of Vista
   Narragansett
   systems
                                  --             --        (2,101,345)           --              --            --       (2,101,345)
 Receivable from
   resale of Vista
   Narragansett
   systems
                                  --             --          (594,000)           --              --            --         (594,000)
 Net (assets)
liabilities
   assumed
                                  --          500,581         (46,825)        (65,174)        (76,519)       15,493        327,556
                          ------------   ------------    ------------    ------------    ------------    ----------   ------------

         Total            $  3,550,000   $ 46,852,641    $ 13,835,869    $  7,737,283    $ 21,100,023    $  553,293   $ 93,629,109
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
                                                                -------------

                                                                 $ 93,629,109
                                                                 ============


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

                    Unaudited Pro Forma Results of Operations

                                                             December 31,
                                                                1995
                                                             -----------

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

 Cable
systems
   traded:
   Shawnee
      County          --           --           --            --      5,713,903         --           --           --      5,713,903
   Ranburne
                      --           --           --            --           --           --           --        279,702      279,702

 Cash for
acqui-
   sition
expenses
   paid or
accrued
   by the
   Partnership
                    76,542        3,489       12,385          --        112,309        2,875       52,180         --        259,780

 Net (assets)
   liabilities
   assumed
                     1,766        1,047        3,144        (1,674)        --         59,100        2,417         --         65,800
                -----------  ----------   ----------    ----------    ---------   ----------   ----------   ----------   ----------

 Total          $10,241,898  $  301,089   $1,362,385    $1,054,000   $5,826,212   $  502,875   $2,327,079   $  387,202  $22,002,740
                ===========  ==========   ==========    ==========    =========   ==========   ==========   ==========  ===========


   The aggregate purchase price is allocated as follows:


       Systems and equipment                                     $ 18,682,694
       Intangible assets                                            3,320,046
                                                                -------------
                                                                 $ 22,002,740
                                                                 ============
                                    F-13

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

4.     Systems and Equipment:

       Systems and equipment consist of the following:

                                                                             December 31,     December 31,
                                                    Method        Term          1996             1995
                                                -------------   --------   -------------    -------------

Cable television distribution
      systems:
       Head-end                                 Straight-Line   7 years    $  34,398,590    $  28,212,203
       Distribution plant                       Straight-Line   12 years      99,852,377       81,553,565
       Subscriber drops                         Straight-Line   5 years       24,282,076       19,172,625
       Inventories                                     --          --           889,917          943,825
                                                                           -------------    -------------

                                                                             159,422,960      129,882,218

   Other
       Vehicles                                 Straight-Line   5 years        4,684,292        1,956,175
       Buildings                                Straight-Line   5 years        1,538,367          954,282
       Furniture, fixture and equipment         Straight-Line   5 years        4,301,075        1,348,301
       Land                                          --            --             95,000           95,000
                                                                           -------------    -------------

                                                                             170,041,694      134,235,976

       Accumulated depreciation                                              (25,219,078)      (7,923,921)
                                                                           -------------    -------------

      Systems and equipment, net                                           $ 144,822,616    $ 126,312,055
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

                        Report of Independent Accountants




To the Partners
Galaxy Telecom, L.P.

Our report on the consolidated financial statements of Galaxy Telecom, L.P. and Subsidiary is included on page F-2 of this Form 10-K/A. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 on this Form 10-K/A.

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