Form 10-K/A
period 1996-12-31
GALAXY TELECOM LP
filed 1997-04-10
CIK 948945

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

Number of shares of Galaxy Telecom Capital Corp. outstanding as of April 10, 1997: 100

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

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                       Limited Partners
                             General     -----------------------------------------------------------------------
                            Partners          Class B        Class C        Class D        Class E          Total           Total
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------
Contributions             $ 29,625,000    $      1,000   $    416,000   $  6,384,000   $       --     $  6,801,000    $ 36,426,000

Syndication and trans-
      action costs            (730,171)           --             --             --             --             --          (730,171)

Net loss for period           (175,311)           --             --             --             --             --          (175,311)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1994                      28,719,518           1,000        416,000   $  6,384,000           --        6,801,000      35,520,518

Contributions               15,000,000            --             --             --          200,000        200,000      15,200,000

Net loss for year           (8,549,767)           --             --             --             --             --        (8,549,767)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1995
                            35,169,751           1,000        416,000      6,384,000        200,000      7,001,000      42,170,751

Net loss for year          (16,911,939)           --             --             --             --             --       (16,911,939)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31,
  1996                    $ 18,257,812    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000    $ 25,258,812
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




                                 GALAXY TELECOM, L.P.
                          By:    Galaxy Telecom Inc.
                                 As General Partner







      April 10, 1997               /s/ Tommy L. Gleason, Jr.
                        --------------------------------------
                          By:    Tommy L. Gleason, Jr.
                      President and Chief Executive Officer







      April 10, 1997               /s/ J. Keith Davidson
                       ---------------------------------------
                          By:    J. Keith Davidson
                                 Vice President-Finance (Principle
                                 Financial Officer)