Form 10-Q
period 1997-03-31
GALAXY TELECOM LP
filed 1997-05-16
CIK 948945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
--------
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1997

                                      OR

                TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
----------
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                       Commission file number 33-95298

                            GALAXY TELECOM, L.P._____
              Exact name of Registrant as specified in its charter)


            Delaware                         43-1697125_________
 (States or other jurisdiction of          (IRS Employer
 incorporation or organization)           Identification Number)


 1220 North Main, Sikeston, Missouri              63801________
(Address of principal executive offices)       (zip code)

Registrant telephone number, including area code: (573) 472-8200

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
           Yes         X            No  ___________

                             GALAXY TELECOM, L.P.
                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX
                                                                            PAGE
PART I.    Financial Information

Item 1.     Consolidated Financial Statements
                 Galaxy Telecom, L.P.  .....................................3
                 Notes to Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............9

PART II.  Other Information................................................15

Signatures       ..........................................................16

Exhibit Index    ..........................................................17

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                        March 31,    December 31,
  ASSETS                                                                   1997          1996
                                                                            ----          ----
                                                                       (Unaudited)

  Cash and cash equivalents                                           $  3,504,518   $  2,338,345
  Subscriber receivables, net of allowance for doubtful accounts of
   $389,213 and $411,950, respectively                                   5,356,745      5,998,127
  Systems and equipment, net                                           144,193,926    144,822,616
  Intangible assets, net                                                61,492,948     62,330,152
  Prepaids and other                                                     2,641,345      2,008,768
                                                                      ------------   ------------

     Total assets                                                     $217,189,482   $217,498,008
                                                                      ============   ============


       LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                               $ 21,250,849   $ 17,738,261
  Subscriber deposits and deferred revenue                               5,080,850      4,763,327
  Long-term debt and other obligations                                 170,229,775    169,737,608
                                                                      ------------   ------------

     Total liabilities                                                 196,561,474    192,239,196
                                                                      ------------   ------------

Commitments and contingencies

  Partners' Capital:
     General partners                                                   13,627,008     18,257,812
     Limited partners                                                    7,001,000      7,001,000
                                                                      ------------   ------------

     Total partners' capital                                            20,628,008     25,258,812
                                                                      ------------   ------------

     Total liabilities and partners' capital                          $217,189,482   $217,498,008
                                                                      ============   ============




  The accompanying notes are an integral part of the consolidated financial statements.


                    GALAXY TELECOM, L.P. AND SUDSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the three months ended
                                         March 31, 1997        March 31, 1996
                                          ------------          ------------
                                           (Unaudited)           (Unaudited)

Revenues                                  $ 16,665,838          $ 14,475,398
                                          ------------          ------------

Operating expenses:
    Systems operations                       7,798,833             6,565,733
    Selling, general and administrative      1,670,698             1,572,354
    Management fee to affiliate                749,960               651,393
    Depreciation and amortization            6,006,967             4,311,423

      Total operating expenses              16,226,458            13,100,903
                                          ------------          ------------

Operating income                               439,380             1,374,495

Interest expense                            (5,076,262)           (4,853,293)
Interest income and other                        6,078                46,015
                                          ------------          ------------

    Net loss                              $ (4,630,804)         $ (3,432,783)
                                          ============          ============







  The accompanying notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 (Unaudited)


                                                                     Limited Partners
                              General        ---------------------------------------------------------------------
                             Partners         Class B        Class C       Class D          Class E         Total          Total
                             --------         -------        -------       -------          -------         -----          -----

Contributions             $ 29,625,000    $      1,000   $    416,000   $  6,384,000           --        6,801,000    $ 36,426,000

Syndication and trans-
  action costs                (730,171)           --             --             --             --             --          (730,171)

Net loss for period           (175,311)           --             --             --             --             --          (175,311)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------
Balance at December 31,
      1994                  28,719,518           1,000        416,000      6,384,000           --        6,801,000      35,520,518

Contributions               15,000,000            --             --             --     $    200,000        200,000      15,200,000

Net loss for period         (8,549,767)           --             --             --             --             --        (8,549,767)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance at December 31,
      1995                  35,169,751           1,000        416,000      6,384,000        200,000      7,001,000      42,170,751

Net loss for period        (16,911,939)           --             --             --             --             --       (16,911,939)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance at December 31,
      1996                  18,257,812    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000    $ 25,258,812


Net loss for period         (4,630,804)           --             --             --             --             --        (4,630,804)
                          ------------    ------------   ------------   ------------   ------------   ------------    ------------

Balance at March 31,
      1997                $ 13,627,008    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000    $ 20,628,008
                          ============    ============   ============   ============   ============   ============    ============





  The accompanying notes are an integral part of the consolidated financial statements.


                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the three months ended
                                                        March 31, 1997   March 31, 1996
                                                         ------------     ------------
                                                           (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                               $ (4,630,804)    $ (3,432,783)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:

  Depreciation expense                                      4,980,651        3,852,692
  Amortization expense                                      1,026,316          458,731
  Amortization of debt issue costs                            233,693          485,609
  Financeable interest                                           --            132,124
  Provision for doubtful accounts receivable                  510,683          289,336

  Changes in assets and liabilities:
    Subscriber receivables                                    130,699        1,919,606
    Prepaids and other                                       (632,577)        (526,042)
    Accounts payable and accrued expenses                   3,512,588       (1,996,801)
    Subscriber deposits and deferred revenues                 317,523       (1,964,301)
                                                         ------------     ------------
Net cash provided by (used in) operating activities         5,448,772         (781,829)
                                                         ------------     ------------

Cash flows from investing activities:
  Acquisition of cable systems                                   --         (9,192,555)
  Capital expenditures                                     (4,351,961)      (2,761,427)
  Other intangible assets                                    (407,806)         (50,043)
                                                         ------------     ------------
Net cash used in investing activities                      (4,759,767)     (12,004,025)
                                                         ------------     ------------

Cash flows from financing activities:
  Borrowings under revolver                                   500,000       17,350,000
  Payments on revolver                                           --         (5,000,000)
  Payments on other debt                                      (22,832)         (41,736)
                                                         ------------     ------------
Net cash provided by financing activities                     477,168       12,308,264
                                                         ------------     ------------

Net increase (decrease) in cash                             1,166,173         (477,590)

Cash and cash equivalents,  beginning of period             2,338,345        3,430,835
                                                         ------------     ------------

Cash and cash equivalents, end of period                 $  3,504,518     $  2,953,245
                                                         ============     ============

  The  accompanying  notes are an integral  part of the  consolidated  financial statements.

GALAXY TELECOM, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1.  STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

    The attached unaudited interim financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for March 31, 1997, and for the three months then ended are not necessarily indicative of the results to be expected for the entire 1997 fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1996.

    Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of the Partnership. Capital Corp. did not have any significant operations for the period ended March 31, 1997.

    The following notes, insofar as they are applicable to the three months ended March 31, 1997 and March 31, 1996, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such financial statements are included.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid during the three months ended March 31, 1997 was approximately $2.1 million. Interest paid during the three months ended March 31, 1996 was approximately $7.8 million.

    There were no non-cash transactions for the three months ended March 31, 1997 and 1996.


3.  RELATED PARTY TRANSACTIONS

      The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $749,960 for the three months ended March 31, 1997 and $651,393 for the three months ended March 31, 1996.

4.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                            March 31,        December 31,
                                                 1997              1996
                                          ------------      ------------
                                           (Unaudited)

      Revolving Credit Facility            $50,376,377       $49,876,377
      Senior Subordinated Notes            120,000,000       120,000,000
      Unamortized discount                    (510,000)         (525,000)
      Other                                    363,399           386,231
                                          ------------      ------------
         Total                            $170,229,775      $169,737,608
                                          ============      ============


5.    SUBSEQUENT EVENTS

      On April 7, 1997, the Partnership sold its cable television system located in Five Points, South Carolina (the "Five Points Sale"), representing 311 basic subscribers for $372,645, or approximately $1,200 per subscriber. The
Partnership will use proceeds from the Five Points Sale to pay down the principal of the Revolving Note.


      On April 7, 1997, the Partnership signed a letter of intent to purchase certain assets comprising cable television systems owned by Venture Associates Corp. ("Venture") for a purchase price of $675,000, which is subject to certain adjustments. As of December 31, 1996, the Venture systems passed approximately 980 homes located in Marion County Florida, with 8.6 miles of plant, a density of 114 homes per mile. As of December 31, 1996, the Venture systems served approximately 954 basic subscribers, a basic penetration rate of approximately 97.3%.

      PART I.  FINANCIAL INFORMATION

      Item  2.  --   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION

      During the second quarter of 1996, Galaxy Telecom, L.P. (the "Partnership") acquired certain cable television systems of Cablevision of Texas III, Empire Communications, Empire Cable of Kansas, Hurst Communications, Midcontinent Cable Systems and High Plains Cable for an aggregate consideration of $12.9 million. During the fourth quarter of 1995, the Partnership acquired certain cable television systems of Douglas Cable Communications Limited Partnership, Friendship Cable Southeast, Vista/Narragansett Cable, L.P., Vista Communications Limited Partnership I, and Phoenix Cable for aggregate consideration of $88.7 million.

      On June 15, 1996, the Partnership traded certain of its assets located in Shawnee County and Jefferson County, Kansas for certain assets comprising approximately seven cable television systems of TCI located in northern Mississippi.

      On November 1, 1996, Galaxy acquired certain assets comprising five cable television systems of C-S Cable for a purchase price of Approximately $2.27 million, serving approximately 3,450 subscribers in 5 franchise areas in and around Marion and Sumter Counties in Florida.

      On November 1, 1996, Galaxy traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers. This trade allowed Galaxy to trade a small system out of a non-targeted service area for a similar system in proximity to our targeted service areas.


      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months ended March 31, 1997 and March 31, 1996. Amounts shown are in thousands.

                                           March 31, 1997    March 31, 1996
                                           --------------    --------------
                                         Amount     %age     Amount     %age
                                         ------     ----     ------     ----

Subscription service revenue             $16,666   100.0%    $14,475    100.0%
                                         -------- --------  ---------  -------

Operating expenses:
    System operations                      7,799    46.8%      6,566     45.4%
    Selling, general and administrative    1,671    10.0%      1,572     10.9%
    Management fees                          750     4.5%        651      4.5%
    Depreciation and amortization          6,007    36.0%      4,312     29.8%
                                          -------  -------   --------  -------

    Total operating expenses              16,227    97.4%     13,101     90.5%
                                         -------   -------   --------  -------

Operating income (loss)                      439     2.6%      1,374      9.5%

     Interest expense                     (5,076)  (30.4%)    (4,853)   (33.5%)
     Other income (expense)                    6     0.0%         46       .3%
                                         --------  -------   --------   ------
Net loss                                 $(4,631)  (27.8%)   $(3,433)   (23.7%)
                                         ========  =======   ========   =======


      The following table sets forth demographic information as of March 31, 1996 and March 31, 1997.


                                 March 31,         March 31,
                                   1996              1997
                                   ----              ----


  Homes Passed                    281,402          283,948
  Basic Subscribers               171,789          178,819
  Basic Penetration                61.05%           62.92%
  Revenue per Subscriber           $29.24           $32.06

  Premium Subscribers              89,290           99,930
  Premium Penetration              52.91%           57.25%

      The Partnership generated revenues in the amount of $16,665,838 and $14,475,398 for the three month periods ended March 31, 1997 and March 31, 1996, respectively. The Partnership was able to realize additional revenue by increasing basic and premium rates in certain systems during 1996 and during the first quarter of 1997, therefore average revenue per subscriber increased from $29.65 at March 31, 1996 to $32.06 at March 31, 1997.

      For the three months ended March 31, 1997 and March 31, 1996 system operating expenses consisting of subscriber costs, technician costs and system maintenance costs were $7,798,866, or 46.8% of revenue, and $6,565,733, or 45.4% of revenue, respectively. The increase in these expenses are a result of a 2.9% increase in programming fees charged to the Partnership offset partially by a reduction in costs due to a decrease in the number of subscribers.

      Selling, general and administrative expenses, which includes office rents and maintenance, marketing costs and corporate expenses, increased from $1,572,354 to $1,670,698 for the three months ended March 31, 1996 and March 31, 1997, respectively. For the three month period ended March 31, these expenses decreased as a percentage of revenue from 10.9% in 1996 to 10.0% in 1997. The Partnership was able to decrease marketing expenses by sharing costs of promotions with programmers. General and administrative costs decreased as a percentage of revenue due to the Partnership's ability to serve additional subscribers within its existing corporate structure.

      For the three months ended March 31, 1997 and March 31, 1996, depreciation and amortization expense was $6,006,967, or 36.0% of revenues, and $4,311,423, or 29.8% of revenues, respectively. The increase in depreciation and amortization expense is attributable to the increase in fixed assets from internal purchases and acquisitions.

      For the three months ended March 31, 1997 and March 31, 1996, interest expense was $5,076,262 and $4,853,293, respectively. The increase of $222,969 was a result of additional borrowings and an increase in the lending rate charged by Fleet National Bank on the Partnership's Revolving Credit Facility. Other income decreased from $46,015 for the three months ended March 31, 1996, to $6,078 for the three months ended March 31, 1997, respectively, a decrease of $39,937.

      The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES:

      As of March 31, 1997, the Partnership had $3,504,518 in cash and cash equivalents. As of such date, total current liabilities (other than notes payable) exceeded cash and cash equivalents by $22,827,181. The Partnership expects to fund this deficiency through its operating cash flows.

      Due to the results of operations discussed above, the Partnership generated operating cash flows, defined as earnings before interest, depreciation and amortization expense, of $6,452,425, or 38.7% of operating revenues and $5,731,933, or 39.6% of operating revenues for the three months ended March 31, 1997 and 1996, respectively.

      On April 1, 1996, the Partnership acquired certain assets from the Cablevision of Texas Systems for a total purchase price of $10.16 million. In April 1996, the Partnership also completed the acquisitions of the Hurst Systems, the High Plains Systems and the Midcontinent Systems for an aggregate purchase price of approximately $2.75 million.

      The Partnership had aggregate indebtedness of approximately $170.2 million as of March 31, 1997, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes") and $50.2 million of bank debt. The bank debt includes a Revolving Credit Facility under which the Partnership may make revolving borrowings of up to $68.0 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility requires the Partnership to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit the Partnership's ability to borrow under the Revolving Credit Facility. The Partnership presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems. As of March 31, 1997, the Partnership has borrowings under the Revolving Credit Facility of $50.3 million, which include borrowings used to fund the acquisitions of the Cablevision of Texas, Hurst, High Plains, Midcontinent Systems and CS Cable Systems.

        As of March 31, 1997, the Partnership had $144.2 million in systems and equipment consisting of $134.3 million of cable television systems and $9.9 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. The Partnership had capital expenditures (exclusive of system acquisitions) of $4.4 million for the three months ended March 31, 1997. For the three months ended March 31, 1996, the Partnership had capital expenditures (exclusive of system acquisitions) of $2.8 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first three months of 1997, the Partnership's capital expenditures were primarily used to purchase vehicles and related equipment, add channels, expand and interconnect administrative offices, and eliminate headends by interconnecting adjacent systems with fiber-optic cable.

      The Partnership's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements, with the exception of the above acquisitions of cable systems, which have been funded principally through the proceeds of the Notes and borrowings under the Revolving Credit Facility. The Partnership expects that it will be able to meet its short-and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and borrowings under the Revolving Credit Facility, and its access to additional capital in the public and private debt markets.

      Safe Harbor Under The Private Securities Litigation Reform Act Of 1995

      The statements contained in the Form 10-Q relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

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

      In addition to the matters noted above, certain other statements made in this Form 10-Q are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services and management issues. As a result, the actual results realized by Galaxy could differ materially from the statements made herein. Readers of this Form 10-Q are cautioned not to place undue reliance on the forward looking statements made in this Form 10-Q or in Galaxy's other securities filings.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included or incorporated by reference below.

      10.  Amendment #1 party to the Amended and Restated Loan Agreement

      27.  Financial Data Schedule

(b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GALAXY TELECOM, L.P.
                                BY:   Galaxy Telecom, Inc.
                                      as General Partner




Date: May 13, 1997                      \s\ J. Keith Davidson
                                     ------------------------
                                BY:   J. Keith Davidson
                                      Vice President-Finance
                                      (Principal Financial Officer)

                                EXHIBIT INDEX

  Exhibit Number                        Description
  --------------                        -----------

      10                     Amendment #1 to the Amended and
                             Restated Loan Agreement

      27                     Financial Data Schedule