Form 10-Q
period 1997-06-30
GALAXY TELECOM LP
filed 1997-08-13
CIK 948945

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
--------
        SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1997

                                    OR

           TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
----------
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                     Commission file number 33-95298

                           GALAXY TELECOM, L.P.
          ----------------------------------------------------
          Exact name of Registrant as specified in its charter)


            Delaware                         43-1697125
-------------------------------           --------------------------
 (States or other jurisdiction of          (IRS Employer
 incorporation or organization)           Identification Number)


 1220 North Main, Sikeston, Missouri              63801
-------------------------------           --------------------------
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



           Yes         X       No
                  -------------    -----------

                   GALAXY TELECOM, L.P. AND SUBSIDIARY
                                FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 1997

                                  INDEX
                                                            PAGE
PART I.    Financial Information

Item 1.  Consolidated Financial Statements
         Galaxy Telecom, L.P. and Subsidiary ..................3
         Notes to Consolidated Financial Statements............7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........10

PART II. Other Information....................................15

Signatures....................................................16

Exhibit Index.................................................17

                   GALAXY TELECOM, L.P. AND SUDSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                              June 30,  December 31,
  ASSETS                                         1997       1996
                                              ---------  --------
                                             (Unaudited)

Cash and cash equivalents                    $  4,109,290   $  2,338,345
Subscriber receivables, net of allowance
 for doubtful accounts of $281,570 and
 $411,950, respectively                         5,451,424      5,998,127
Systems and equipment, net                    141,114,351    144,822,616
Intangible assets, net                         60,031,647     62,330,152
Prepaids and other                              2,059,809      2,008,768
                                             ------------   ------------

   Total assets                              $212,766,521   $217,498,008
                                             ============   ============


     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $ 14,795,473   $ 17,738,261
Subscriber deposits and deferred revenue        4,853,074      4,763,327
Long-term debt and other obligations          177,346,310    169,737,608
                                              -----------    -----------

   Total liabilities                          196,994,857    192,239,196
                                             ------------   ------------


Partners' Capital:
   General partners                             8,770,664     18,257,812
   Limited partners                             7,001,000      7,001,000
                                             ------------   ------------

   Total partners' capital                     15,771,664     25,258,812
                                             ------------   ------------

   Total liabilities and partners' capital   $212,766,521   $217,498,008
                                             ============   ============




The accompanying notes are an integral part of the consolidated financial statements.


                                         For the three months ended         For the six months ended
                                                   June 30                          June 30
                                           ---------------------                ----------------
                                             1997            1996              1997           1996
                                         ------------    ------------    ------------    ------------
                                         (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)

Revenues                                 $ 17,304,835    $ 15,544,923    $ 33,970,673    $ 30,020,321
                                         ------------    ------------    ------------    ------------

Operating expenses:
   Systems operations                       7,551,823       6,820,244      15,350,656      13,385,977
   Selling, general and administrative      2,120,022       1,791,827       3,790,720       3,364,181
   Management fee to affiliate                778,838         699,466       1,528,798       1,350,859
   Depreciation and amortization            6,268,358       5,473,247      12,275,325
                                         ------------    ------------    ------------    ------------

Total operating expenses                   16,719,041      14,784,784      32,945,499      27,885,687
                                         ------------    ------------    ------------    ------------

Operating income                              585,794         760,139       1,025,174       2,134,634

Interest expense                           (5,273,521)     (4,756,653)    (10,349,783)     (9,609,946)
Other income (expense)                       (168,617)        (12,969)       (162,539)         33,046
                                         ------------    ------------    ------------    ------------
   Net loss                              $ (4,856,344)   $ (4,009,483)   $ (9,487,148)   $ (7,442,266)
                                         ============    ============    ============    ============



The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                   GALAXY TELECOM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                                    Limited Partners
                             General      -----------------------------------------------------------------------
                             Partners          Class B       Class C        Class D       Class E          Total          Total
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------

Contributions             $ 29,625,000    $      1,000   $    416,000   $  6,384,000           --     $  6,801,000   $ 36,426,000

Syndication and trans-
  action costs                (730,171)           --             --             --             --             --         (730,171)

Net loss for period           (175,311)           --             --             --             --             --         (175,311)
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31,
   1994                     28,719,518           1,000        416,000      6,384,000           --        6,801,000     35,520,518

Contributions               15,000,000            --             --             --     $    200,000        200,000     15,200,000

Net loss for period         (8,549,767)           --             --             --             --             --       (8,549,767)
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
   1995                     35,169,751           1,000        416,000      6,384,000        200,000      7,001,000     42,170,751

Net loss for period        (16,911,939)           --             --             --             --             --      (16,911,939)
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at December 31,
    1996                     18,257,812           1,000        416,000      6,384,000        200,000      7,001,000     25,258,812


Net loss for period
 (unaudited)                (9,487,148)           --             --             --             --             --       (9,487,148)
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1997
  (unaudited)             $  8,770,664    $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000   $ 15,771,664
                           ============    ============   ============   ============   ============   ============   ============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                   GALAXY TELECOM, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the six months ended
                                                        ------------------------
                                                     June 30, 1997     June 30, 1996
                                                    ---------------   --------------
                                                        (Unaudited)     (Unaudited)

Cash flows from operating activities:

Net loss                                               $ (9,487,148)   $ (7,442,266)
Adjustments to reconcile net loss to net cash
provided by operating activities:

  Depreciation expense                                   10,222,693       8,540,638
  Amortization expense                                    2,052,632       1,244,032
  Amortization included in interest expense                 467,386         706,497
  Financeable interest                                         --           269,018
  Provision for doubtful accounts receivable                965,921         531,835
  Loss on sale of assets                                    139,043          26,492

Changes in assets and liabilities:
  Subscriber receivables                                   (419,218)     (3,505,047)
  Prepaids and other                                        (51,041)        (61,738)
    Accounts payable and accrued expenses                (2,942,788)      4,680,841
  Subscriber deposits and deferred revenue                   89,747       2,748,490

    Net cash provided by operating activities             1,037,227       7,738,792
                                                       ------------    ------------

Cash flows from investing activities:
Acquisition of cable systems-net of trades                     --       (12,887,775)
Capital expenditures                                     (6,988,691)     (9,324,892)
Proceeds from sale of assets                                394,693          56,974
Other intangible assets                                    (235,746)       (166,003)
                                                       ------------    ------------

    Net cash used in investing activities                (6,829,744)    (22,322,906)

Cash flows from financing activities:

Borrowings-Revolving Credit Facility                      7,921,413      13,760,000
Payments-Revolving Credit Facility                         (300,000)           --
Payments on other debt                                      (42,711)        (90,619)
Payments of debt issue costs                                (15,240)       (855,527)
                                                       ------------    ------------

    Net cash provided by financing activities             7,563,462      13,669,381

Net increase (decrease) in cash and cash equivalents      1,770,945        (914,733)
                                                       ------------    ------------

Cash and cash equivalents, beginning of period            2,338,345       3,430,835

Cash and cash equivalents, end of period               $  4,109,290    $  2,516,102
                                                       ============    ============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY
-----------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------
UNAUDITED
---------


1.    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

      The accompanying unaudited interim financial statements and related disclosures are prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for June 30, 1997, and for the three months and six months then ended are not necessarily indicative of the results to be expected for the entire 1997 fiscal year. It is suggested that the accompanying financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1996.

      Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of the Partnership. Capital Corp. did not have any significant operations for the period ended June 30, 1997.

      The following notes, insofar as they are applicable to the three months and six months ended June 30, 1997 and June 30, 1996, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such financial statements are included.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report information about operating segments in interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997.

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the six months ended June 30, 1997 was approximately $8.7 million. Interest paid during the six months ended June 30, 1996 was approximately $8.9 million.

      During the first six months of 1996, the Partnership traded the Shawnee County Systems located in Shawnee and Jefferson counties in Kansas for the TCI Systems located in various counties in northern Mississippi. There have been no non-cash transactions in 1997.

4.  RELATED PARTY TRANSACTIONS

      The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $699,466 for the three months ended June 30, 1996 and $778,838 for the three months ended June 30, 1997. Management fees totaled $1,350,859 for the six months ended June 30, 1996 and $1,528,798 for the six months ended June 30, 1997.

5.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                      June 30,      December 31,
                                        1997             1996
                                   (Unaudited)

     Revolving Credit Facility      $57,497,790     $49,876,377
     Senior Subordinated Notes      120,000,000     120,000,000
        Unamortized discount           (495,000)       (525,000)
     Other                              343,520         386,231
                                   ------------    ------------
        Total                      $177,346,310    $169,737,608
                                   ============    ============


Under the Revolving Credit Facility, the Partnership may make revolving borrowings of up to $68.0 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002.

6.    SALE OF CABLE TELEVISION SYSTEMS

      On April 7, 1997, the Partnership sold its cable television system located in Five Points, South Carolina (the "Five Points Sale"), representing 311 basic subscribers for $372,645, or approximately $1,200 per subscriber. The Partnership used most of the proceeds from the Five Points Sale to pay down the principal of the Revolving Note.

7.    PENDING SALES AND ACQUISITIONS

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

      On August 1, 1997, the Partnership sold its cable television system located in Lake Murray, South Carolina (the "Lake Murray Sale"), representing 587 subscribers for approximately $587,000 or $1,000 per subscriber. The Partnership used the proceeds from the Lake Murray Sale to pay down the principal of the Revolving Note.

      PART I.  FINANCIAL INFORMATION

      Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION

      During the second quarter of 1996, Galaxy Telecom, L.P. (the "Partnership") acquired certain cable television systems of Cablevision of Texas III, Empire Communications, Empire Cable of Kansas, Hurst Communications, Midcontinent Cable Systems and High Plains Cable for an aggregate consideration of $13.4 million.

      On June 14, 1996, the Partnership traded certain of its assets located in Shawnee County and Jefferson County, Kansas for certain assets comprising
approximately   six  cable  television   systems  of  TCI  located  in  northern
Mississippi.

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

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months and six months ended June 30, 1997 and June 30, 1996. Amounts shown are in thousands.

                                        For the three months ended June 30,               For the six months ended June 30,
                                                 1997                1996                     1997                 1996
                                           --------------     -----------------      ------------------    -----------------
                                           Amount    %age        Amount     %age       Amount     %age      Amount      %age
                                         --------    -----     --------    -----     --------    -----     --------    -----


Revenues                                 $ 17,305    100.0%    $ 15,545    100.0%    $ 33,971    100.0%    $ 30,020    100.0%
                                         --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
   System operations                        7,552     43.6%       6,820     43.9%      15,351     45.2%      13,386     44.6%
   Selling, general and administrative      2,120     12.3%       1,792     11.5%       3,791     11.2%       3,364     11.2%
   Management fees                            779      4.5%         700      4.5%       1,529      4.5%       1,351      4.5%
   Depreciation and amortization            6,268     36.2%       5,473     35.2%      12,275     36.1%       9,784     32.6%
                                         --------    -----     --------    -----     --------    -----     --------    -----

   Total operating expenses                16,719     96.6%      14,785     95.1%      32,946     97.0%      27,885     92.9%
                                         --------    -----     --------    -----     --------    -----     --------    -----
Operating income                              586      3.4%         760      4.9%       1,025      3.0%       2,135      7.1%

    Interest expense                       (5,273)   (30.5%)     (4,756)   (30.6%)    (10,350)   (30.5%)     (9,610)   (32.0%)
    Other income (expense)                   (169)    (1.0%)        (13)    (0.1%)       (162)    (0.4%)         33      0.1%
                                         --------    -----     --------    -----     --------    -----     --------    -----
Net loss                                 $ (4,856)   (28.1%)   $ (4,009)   (25.8%)   $ (9,487)   (27.9%)   $ (7,442)   (24.8%)
                                         ========    =====     ========    =====     ========    =====     ========    =====

      The following table sets forth demographic information as of June 30, 1997 as compared to June 30, 1996, December 31, 1996 and March 31, 1997. Information prior to these dates are not comparable.

                            June 30,  December 31,      March 31,    June 30,
                              1996       1996              1997        1997
                            --------     --------       --------     --------
Homes Passed                 292,145      292,768        283,948      283,948
Basic Subscribers            175,176      182,552        178,819      177,708
Basic Penetration             59.96%       62.35%         62.97%       62.58%
Revenue per Subscriber      $  29.58     $  28.45       $  32.06     $  32.82

Premium Subscribers           89,993       92,700         99,930      101,436
Premium Penetration           51.37%       50.78%         55.88%       57.08%


      The Partnership generated revenues in the amount of $15,544,923 and $30,020,321 for the three month and six month periods ended June 30, 1996, respectively. For the three month and six month periods ended June 30, 1997 the Partnership generated revenues in the amount of $17,304,835 and $33,970,673, respectively. The Partnership was able to realize additional revenue by increasing basic rates in certain systems and by increasing the premium penetration percentage from 51.37% of basic subscribers as of June 30, 1996 to 57.08% of basic subscribers as of June 30, 1997. As a result, average revenue per subscriber increased from $29.58 for the three months ended June 30, 1996 to $32.82 for the three months ended June 30, 1997.

      For the three months ended June 30, 1996 and June 30, 1997 system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs were $6,820,244 and $7,551,823, respectively. As a percentage of revenues, these expenses decreased slightly from 43.9% in 1996 to 43.6% in 1997. For the six months ended June 30, 1996 and June 30, 1997 system operating expenses were $13,385,977 and $15,350,656, respectively, and, as a percentage of revenues, increased slightly from 44.6% in 1996 to 45.2% in 1997. The increase in these expenses are a result of an increase in programming fees charged to the Partnership offset partially by a reduction in costs due to a decrease in the number of subscribers.

    Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, increased from $1,791,827 to $2,120,022 for the three months ended June 30, 1996 and June 30, 1997, respectively, and from $3,364,181 to $3,790,720 for the six months ended June 30, 1996 and June 30, 1997, respectively. For the three month period ended June 30, these expenses increased as a percentage of revenue from 11.5% in 1996 to 12.3% in 1997. This increase is attributable to an increase in contract marketing expense in an effort to attract and maintain basic subscribers within existing systems. For the six month periods ended June 30, 1996 and 1997, these expenses remained at 11.2%.


      For the three months ended June 30, 1996 and June 30, 1997 depreciation and amortization expense was $5,473,247, or 35.2% of revenues, and $6,268,358, or 36.2% of revenues, respectively. For the six months ended June 30, 1996 and June 30, 1997 depreciation and amortization expense was $9,784,670, or 32.6% of revenues, and $12,275,325, or 36.1% of revenues, respectively. The increase in depreciation and amortization expense is attributable to the increase in fixed assets from purchases and acquisitions.

      For the three months ended June 30, 1996 and June 30, 1997, interest expense was $4,756,653 and $5,273,521, respectively. For the six months ended
June 30, 1996 and June 30, 1997, interest expense was $9,609,946 and $10,349,783, respectively. This increase was a result of additional borrowings under the Partnership's Revolving Credit Facility. For the three months ended June 30, 1996 and 1997, other income (expense), which includes interest income, loss on extraordinary items and other expenses, was a net expense of $12,969 and $168,617, respectively. For the six months ended June 30, 1996 and 1997, interest income and other was a net income of $33,046, and a net expense of $162,539, respectively.

      The Partnership pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1997, the Partnership had $11,620,523 in current assets, including $4,109,290 in cash and cash equivalents, $5,451,424 in subscriber receivables and $2,059,809 in prepaids and other. As of such date, total current liabilities (other than notes payable) exceeded current assets by $8,028,024. The Partnership expects to fund this deficiency through its operating cash flows and available funds under the Revolving Credit Facility.

      Due to the results of operations discussed above, the Partnership generated operating cash flows, defined as earnings before interest, depreciation and amortization expense, of $6,220,417, or 38.6% of operating revenues, and $6,685,535, or 40.0% of operating revenues, for the three months ended June 30, 1996 and 1997, respectively, and $11,952,350, or 39.8% of operating revenues, and $13,139,960, or 38.7% of operating revenues, for the six months ended June 30, 1997 and 1996, respectively.

      On April 1, 1996, the Partnership acquired certain assets from the Cablevision of Texas Systems for a total purchase price of $10.16 million. In April 1996, the Partnership also completed the acquisitions of the Hurst Systems, the High Plains Systems and the Midcontinent Systems for an aggregate purchase price of approximately $2.75 million.

      The Partnership had aggregate indebtedness of approximately $177.3 million as of June 30, 1997, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes") and $57.5 million of bank debt. The bank debt includes a Revolving Credit Facility under which the Partnership may make revolving borrowings of up to $68.0 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility requires the Partnership to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit the Partnership's ability to borrow under the Revolving Credit Facility. The Partnership presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems. As of June 30, 1997, the Partnership had borrowings under the Revolving Credit Facility of $57.5 million, which included borrowings used to fund the acquisitions of the Cablevision of Texas, Hurst, High Plains, Midcontinent and CS Cable Systems.

      As of June 30, 1997, the Partnership had $141.1 million in systems and equipment consisting of $132.3 million of cable television systems and $8.8 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. The Partnership had capital expenditures (exclusive of system acquisitions) of $7.0 million for the six months ended June 30, 1997. For the six months ended June 30, 1996, the Partnership had capital expenditures (exclusive of system acquisitions) of $9.3 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first six months of 1997, the Partnership's capital expenditures were primarily used to purchase vehicles and related equipment, add channels, expand and interconnect administrative offices, and eliminate headends by interconnecting adjacent systems with fiber-optic cable.

      The Partnership's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements, with the exception of the above acquisitions of cable systems, which have been funded principally through the proceeds of the notes and borrowings under the Revolving Credit Facility. The Partnership expects that it will be able to meet its short-term and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and borrowings under the Revolving Credit Facility, and its access to additional capital in the public and private debt markets.

      SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
      1995

      The statements contained in the Form 10-Q relating to the Partnership's operating results, and plans and objectives of management for future operations, including plans or objectives relating to the Partnership's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of the Partnership may differ materially from those in the forward looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success of the Partnership's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in The Partnership's securities filings.

      The Partnership's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Partnership's existing markets, (ii) the successful launch of systems and technologies in new and existing markets, (iii) the Partnership's existing indebtedness and the need for additional financing to fund subscriber growth and system and technological development, (iv) government regulation, including FCC regulations, (v) the Partnership's dependence on channel leases, (vi) the successful integration of future acquisitions and (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

      Because of the foregoing uncertainties affecting the Partnership's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical results or trends as determinative of the Partnership's future performance. In addition, the Partnership's participation in a developing industry employing rapidly changing technology may result in significant volatility in the market value of the Notes.

      In addition to the matters noted above, certain other statements made in this Form 10-Q are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services and management issues. As a result, the actual results realized by the Partnership could differ materially from the statements made herein. Readers of this Form 10-Q are cautioned not to place undue reliance on the forward looking statements made in this Form 10-Q or in the Partnership's other securities filings.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report information about operating segments in interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997.

     Management does not believe the implementation of SFAS No. 130 and No. 131 will have a material effect on its financial statements.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits.  The following exhibits are included or incorporated by
       -----------
      reference below.
      27.  Financial Data Schedule

(b)   Reports of Form 8-K. No reports on Form 8-K were filed  during the quarter
      ---------------------
      ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GALAXY TELECOM, L.P.
                            BY:  Galaxy Telecom, Inc.
                                 as General Partner




Date: August 13, 1997            _\s\_ J. Keith Davidson______
                           BY:   J. Keith Davidson
                                 Vice President-Finance
                                 (Principal Financial Officer)

                             EXHIBIT INDEX

  Exhibit Number                   Description

      27                       Financial Data Schedule