Form 10-Q
period 1997-09-30
GALAXY TELECOM LP
filed 1997-11-14
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
--------
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1997

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



           Yes         X       No  ___________

                   GALAXY TELECOM, L.P. AND SUBSIDIARY
                                FORM 10-Q

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                  INDEX
                                      PAGE
PART I.    Financial Information

Item 1.  Consolidated Financial Statements
         Galaxy Telecom, L.P. and Subsidiary ..................3

         Notes to Consolidated Financial Statements............7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........11

PART II. Other Information....................................16

Signatures....................................................17

Exhibit Index.................................................18

                   GALAXY TELECOM, L.P. AND SUDSIDIARY
                       CONSOLIDATED BALANCE SHEETS



                                             September 30,    December 31,
  ASSETS                                            1997          1996
                                              -------------   ------------
                                                 (Unaudited)

  Cash and cash equivalents                    $  5,510,192   $  2,338,345
  Subscriber receivables, net of allowance
   for doubtful accounts of $199,631 and
   $411,950, respectively                         5,348,311      5,998,127
  Systems and equipment, net                    142,092,754    144,822,616
  Intangible assets, net                         58,878,839     62,330,152
  Prepaids and other                              2,434,353      2,008,768
                                               ------------   ------------

     Total assets                              $214,264,449   $217,498,008
                                               ============   ============


       LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses        $ 21,658,218   $ 17,738,261
  Subscriber deposits and deferred revenue        5,023,107      4,763,327
  Long-term debt and other obligations          177,102,613    169,737,608

     Total liabilities                          203,783,938    192,239,196
                                               ------------   ------------

Commitments and contingencies


  Partners' Capital:
     General partners                             3,479,511     18,257,812
     Limited partners                             7,001,000      7,001,000
                                               ------------   ------------

     Total partners' capital                     10,480,511     25,258,812
                                               ------------   ------------

     Total liabilities and partners' capital   $214,264,449   $217,498,008
                                               ============   ============




The accompanying notes are an integral part of the consolidated financial statements.

                  GALAXY TELECOM, L.P. AND SUDSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the three months ended        For the nine months ended
                                                 September 30,                    September 30,
                                                 -------------                    -------------
                                               1997            1996            1997            1996
                                          --------------  ------------    ------------    ------------
                                           (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenues                                  $ 17,362,684    $ 15,889,468    $ 51,333,357    $ 45,909,789
                                          ------------    ------------    ------------    ------------

Operating expenses:
    Systems operations                       8,069,528       7,451,611      23,420,184      20,783,320
    Selling, general and administrative      2,189,666       1,508,784       5,980,386       4,780,868
    Management fee to affiliate                781,321         714,786       2,310,119       2,065,645
    Depreciation and amortization            6,198,209       5,468,178      18,473,534      15,769,583
                                             ---------       ---------      ----------      ----------

    Total operating expenses                17,238,724      15,143,359      50,184,223      42,710,645
                                          ------------    ------------    ------------    ------------


Operating income                               123,960         746,109       1,149,134       3,199,144

Interest expense                            (5,285,888)     (5,181,112)    (15,635,671)    (14,643,448)
Interest income and other                     (129,225)         54,873        (291,764)         87,919

    Net loss                              $ (5,291,153)   $ (4,380,130)   $(14,778,301)   $(11,356,385)
                                          ============    ============    ============    ============

     The accompanying notes are an integral part of the consolidated financial statements.


                   GALAXY TELECOM, L.P. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL




                                                                    Limited Partners
                             General      -----------------------------------------------------------------------
                             Partners          Class B       Class C        Class D       Class E          Total          Total
                           ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance at January 1,
    1997                    18,257,812         1,000        416,000       6,384,000        200,000      7,001,000     25,258,812


Net loss for period
 (unaudited)               (14,778,301)           --             --             --             --             --      (14,778,301)
                           ------------    -----------   ------------    ------------   ------------   ------------   ------------

Balance at September 30,
 1997  (unaudited)        $  3,479,511    $     1,000   $    416,000    $  6,384,000   $    200,000   $  7,001,000   $ 10,480,511
                           ============    ===========   ============    ============   ============   ============   ============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                   GALAXY TELECOM, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                            For the nine months ended
                                  September 30,
                                                     -----------------------
                                                     1997              1996
                                                   ----------       ---------
                                                  (Unaudited)      (Unaudited)
Cash flows from operating activities:

Net loss                                         $(14,778,301)   $(11,356,385)
Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation expense                             15,394,589      12,209,164
  Amortization expense                              3,078,945       2,779,551
  Amortization of debt issue costs                    701,082         780,868
  Financeable interest                                   --           404,670
  Provision for doubtful accounts receivable        1,496,115         845,290
  Loss on sale of assets                               93,954          28,477

Changes in assets and liabilities:
  Subscriber receivables                             (846,299)     (3,672,571)
  Prepaids and other                                 (425,585)       (855,746)
    Accounts payable and accrued expenses           3,919,957         195,661
  Subscriber deposits and deferred revenue            259,780       2,962,453

Net cash provided by operating activities           8,894,237       4,321,432
                                                 ------------    ------------

Cash flows from investing activities:
Acquisition of cable systems                             --       (13,171,100)
Capital expenditures                              (13,620,486)    (13,123,006)
Proceeds from sale of assets                          921,280          54,990
Other intangible assets                              (343,189)       (166,154)
                                                 ------------    ------------

Net cash used in investing activities             (13,042,395)    (26,405,270)

Cash flows from financing activities:

Borrowings under revolver                           7,925,000      21,185,000
Payments on revolver                                 (801,377)           --
Net borrowings (payments) on other debt               196,382        (121,026)
                                                 ------------    ------------

Net cash provided by financing activities           7,320,005      21,063,974
                                                 ------------    ------------

Net increase (decrease) in cash                     3,171,847      (1,019,864)

Cash and cash equivalents, beginning of period      2,338,345       3,430,835

Cash and cash equivalents, end of period         $  5,510,192    $  2,410,971
                                                 ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED


1.    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

      The accompanying unaudited interim financial statements and related disclosures are prepared in accordance with generally accepted accounting principles applicable to interim financial information and with the instructions to Form 10-Q and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for September 30, 1997, and for the three months and nine months then ended are not necessarily indicative of the results to be expected for the entire 1997 fiscal year. The accompanying financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1996.

     Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of the Partnership. Capital Corp. did not have any significant operations for the period ended September 30, 1997.

      The following notes, insofar as they are applicable to the three months and nine months ended September 30, 1997 and September 30, 1996, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such financial statements are included.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising the previous disclosure requirements. SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. Both statements are effective for periods ending December 15, 1997.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid for interest during the nine months ended September 30, 1997 was approximately $9.2 million. Cash paid for interest during the nine months ended September 30, 1996 was approximately $16.3 million.

      During the first nine months of 1996, the Partnership traded the Shawnee County Systems located in Shawnee and Jefferson counties in Kansas for the TCI Systems located in various counties in northern Mississippi.

      During the first nine months of 1997, the Partnership entered into a capital lease agreement with McLeod Network Services for approximately $288,000. This agreement allows connectivity among various towns and cities located in central Iowa within the Partnership's systems until March 31, 2002.

4.  RELATED PARTY TRANSACTIONS

      The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages the Partnership's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $714,786 for the three months ended September 30, 1996 and $781,321 for the three months ended September 30, 1997. Management fees totaled $2,065,645 for the nine months ended September 30, 1996 and $2,310,119 for the nine months ended September 30, 1997.

5.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                   September 30,    December 31,
                                        1997             1996
                                    ------------    ------------
                                     (Unaudited)

     Revolving Credit Facility      $57,000,000     $49,876,377
     Senior Subordinated Notes      120,000,000     120,000,000
        Unamortized discount           (480,000)       (525,000)
     Other                              582,613         386,231
                                   ------------    ------------
        Total                      $177,102,613    $169,737,608
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

           On August 1, 1997, the Partnership sold its cable television systems located in Lake Murray, South Carolina (the "Lake Murray Sale"), representing 587 subscribers for $587,000 or $1,000 per subscriber. The Partnership retained ownership of all related equipment located in the two head-end facilities. The Partnership used the proceeds from the Lake Murray Sale to pay down the principal of the Revolving Note.

      7.   PENDING SALES AND ACQUISITIONS

      On October 1, 1997 the Partnership purchased one cable television system located in Nebraska from Tele-Communications, Inc.("TCI") (the "Harmon System") for $825,000 of cash considerations. As of September 30, 1997, the Harmon System passed 3,115 homes in Douglas and Sarpy counties and served 1,683 subscribers, for a basic penetration rate of 54.0%.

      On July 22, 1997, the Partnership signed a Letter of Intent with Eagle Television, Inc. to sell certain assets of fourteen cable television systems located in Southern Colorado. The systems currently serve approximately 3,300 subscribers and the total selling price is $3,500,000 and is anticipated to close in December, 1997.

      On September 12, 1997, the Partnership signed an Asset Purchase Agreement with NewPath Communications, L.C. to sell certain assets of 140 of the Partnership's smallest cable television systems located in Missouri, Kansas, Iowa, and Nebraska. Certain terms of the agreement are contingent upon the approval of the Partnership's Board of Directors. Such approval is expected to be secured in the first quarter of calendar 98. The systems currently serve approximately 18,000 subscribers and the total selling price is $16,200,000.

      On October 3, 1997, the Partnership signed a Letter of Intent with Jones Financial Group, Ltd. to sell certain assets of two cable television systems located in Kansas (Jefferson Place Apts.) and Missouri (Williamsburg Apts.). The systems currently serve approximately 280 subscribers and the total selling price is $225,000 and is anticipated to close in December, 1997. The Letter of Intent calls for seller to retain ownership of all equipment located at the transmission site.

      On October 28, 1997 the Partnership signed an Asset Exchange Agreement with High Country Cablevision Partnership to trade certain assets of four cable television systems located in Western Nebraska serving approximately 850 subscribers for one cable television system located in Colorado serving approximately 800 subs. The closing is expected to take place in December, 1997.

      On November 10, 1997, the Partnership signed a Letter of Intent with The Southern Kansas Telephone Compnay, Inc. to sell certain assets of twelve cable television systems located in Southern Kansas. The systems currently serve approximately 1,300 subscribers and the total selling price is $1,210,750. The closing is expected to take place in December, 1997.

      On November 11, 1997, the Partnership signed a Letter of Intent with Comcast to sell certain assets of one cable television system located in Lauderdale County, Mississippi. The system currently serves approximately 900 subscribers and the total selling price is $1,150,000. The Letter of Intent calls for the Partnership to retain ownership of all equipment located at the transmission site. The closing is expected to take place in December, 1997.

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

      On November 1, 1996, Galaxy acquired certain assets comprising five cable television systems of C-S Cable for a purchase price of approximately $2.27 million, serving approximately 3,450 subscribers in five franchise areas in and around Marion and Sumter Counties in Florida.

      On November 1, 1996, Galaxy traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers. This trade allowed Galaxy to trade a small system out of a non-targeted service area for a similar system in proximity to our targeted service areas.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months and nine months ended September 30, 1997 and September 30, 1996. Amounts shown are in thousands.

                                         For the three months ended September 30,    For the nine months ended September 30,
                                                 1997                1996                     1997                 1996
                                           --------------       ---------------       ----------------      ---------------
                                           Amount    %age        Amount     %age       Amount     %age      Amount      %age
                                         --------    -----     --------    -----     --------    -----     --------    -----

Revenues                                 $ 17,363    100.0%    $ 15,889    100.0%    $ 51,333    100.0%    $ 45,910    100.0%
                                         --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
   System operations                        8,070     46.5%       7,452     46.9%      23,420     45.6%      20,783     44.6%
   Selling, general and administrative      2,190     12.6%       1,509     11.5%       5,980     11.7%       4,873     11.2%
   Management fees to affiliate               781      4.5%         715      4.5%       2,310      4.5%       2,066      4.5%
   Depreciation and amortization            6,198     35.7%       5,468     35.2%      18,474     36.0%      14,989     32.6%
                                         --------    -----     --------    -----     --------    -----     --------    -----
   Total operating expenses                17,239     99.3%      15,143     95.1%      50,184     97.8%      42,711     92.9%
                                         --------    -----     --------    -----     --------    -----     --------    -----
Operating income                              124      0.7%         746      4.9%       1,149      2.2%       3,199      7.1%

    Interest expense                       (5,286)   (30.4%)     (5,181)   (30.6%)    (15,636)   (30.5%)    (14,643)   (32.0%)
    Other income (expense)                   (129)    (0.7%)         55     (0.1%)       (291)    (0.6%)         88      0.1%
                                         --------    -----     --------    -----     --------    -----     --------    -----

Net loss                                 $ (5,291)   (30.5%)   $ (4,380)   (25.8%)   $(14,778)   (28.8%)   $(11,356)   (24.8%)
                                         ========    =====     ========    =====     ========    =====     ========    =====

      The following table sets forth demographic information as of September 30, 1997 as compared to December 31, 1996, March 31, 1997 and June 30, 1997.

                           December 31,   March 31,   June 30,    September 30,
                               1996         1997        1997          1997
                               ----         ----        ----          ----

   Homes Passed              292,768      283,948     283,948       289,531
   Basic Subscribers         182,552      178,819     177,708       176,057
   Basic Penetration          62.35%       62.97%      62.58%        60.81%
   Revenue per Subscriber     $28.45       $32.06      $32.82        $32.88

   Premium Subscribers        92,700       88,150      84,854        84,322
   Premium Penetration        50.78%       49.30%      47.75%        47.89%


      The Partnership generated revenues in the amount of $15,889,468 and $45,909,789 for the three-month and nine-month periods ended September 30, 1996, respectively. For the three-month and nine-month periods ended September 30, 1997 the Partnership generated revenues in the amount of $17,362,684 and $51,333,357, respectively. The Partnership was able to realize additional revenue by increasing basic rates in certain systems during the first three months of 1997 and, to a lessor extent, by increasing revenue from ancillary sources such as advertising, managed care services and distance learning. As a result, average revenue per subscriber increased from $29.58 for the three months ended September 30, 1996 to $32.88 for the three months ended September 30, 1997.

      For the three months ended September 30, 1996 and September 30, 1997 systems operations, consisting of subscriber costs, technician costs and system maintenance costs, increased from $7,451,611 to $8,069,528, respectively. As a percentage of revenues, these expenses decreased slightly from 46.9% in 1996 to 46.5% in 1997. For the nine months ended September 30, 1996 and September 30, 1997 system operating expenses increased from $20,783,320 to $23,420,184, respectively, and, as a percentage of revenues, increased slightly from 45.3% in 1996 to 45.6% in 1997. The increase in these expenses are a result of an increase in programming fees charged to the Partnership offset partially by a reduction in costs due to a decrease in the number of subscribers.


    Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, increased from $1,508,784 to $2,189,666 for the three months ended September 30, 1996 and September 30, 1997, respectively, and from $4,872,965 to $5,980,386 for the nine months ended September 30, 1996 and September 30, 1997, respectively. For the three-month period ended September 30, these expenses increased as a percentage of revenue from 9.5% in 1996 to 12.6% in 1997. This increase is attributable to an increase in contract marketing expenses in an effort to attract and maintain basic subscribers within existing systems and a decrease in the amount reimbursed from programmers. For the nine-month periods ended September 30, 1996 and 1997, these expenses increased from 10.6% to 11.7%, respectively.

      For the three months ended September 30, 1996 and September 30, 1997 depreciation and amortization expense was $5,468,178, or 34.4% of revenues, and $6,198,209, or 35.7% of revenues, respectively. For the nine months ended September 30, 1996 and September 30, 1997, depreciation and amortization expense was $14,988,715, or 32.6% of revenues, and $18,473,534, or 36.0% of revenues, respectively. The increase in depreciation and amortization expense is attributable to the increase in fixed assets from purchases and acquisitions.

      For the three months ended September 30, 1996 and September 30, 1997, interest expense was $5,181,112 and $5,285,888, respectively. For the nine months ended September 30, 1996 and September 30, 1997, interest expense was $14,643,448 and $15,635,671, respectively. This increase was a result of additional borrowings under the Partnership's Revolving Credit Facility. For the three months ended September 30, 1996 and 1997, interest income and other, which includes interest income, loss on extraordinary items and other expenses, was a net income of $54,873 in 1996 and a net expense of $129,225 in 1997. For the nine months ended September 30, 1996 and 1997, interest income and other was a net income of $87,919 in 1996 and a net expense of $291,764 in 1997, respectively.

      The Partnership pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1997, the Partnership had $13,292,856 in current assets, including $5,510,192 in cash and cash equivalents, $5,348,311 in subscriber receivables and $2,434,353 in prepaids and other. As of such date, total current liabilities (other than notes payable) exceeded current assets by $13,388,469. The Partnership expects to fund this deficiency through its operating cash flows and available funds under the Revolving Credit Facility.

      Due to the results of operations discussed above, the Partnership generated operating cash flows, defined as earnings before interest, depreciation and amortization expense and extraordinary items, of $6,214,287 or 39.1% of operating revenues, and $6,322,169, or 36.4% of operating revenues, for the three months ended September 30, 1996 and 1997, respectively, and $18,187,859, or 39.6% of operating revenues, and $19,622,668, or 38.2% of operating revenues, for the nine months ended September 30, 1996 and 1997, respectively.

      The Partnership had aggregate indebtedness of approximately $177.1 million as of September 30, 1997, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes") and $57.0 million of bank debt. The bank debt includes a Revolving Credit Facility under which the Partnership may make revolving borrowings of up to $68.0 million until December 31, 1997, subject to compliance with certain conditions, including certain financial covenants. On December 31, 1997, outstanding balances of the Revolving Credit Facility will convert to a term loan amortizing quarterly until a final maturity on December 31, 2002. The Revolving Credit Facility requires the Partnership to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit the Partnership's ability to borrow under the Revolving Credit Facility. The Partnership presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems.

      It is anticipated that several of the pending sales will close before year end, and could generate approximately $11,000,000 of cash to be used to pay down the revolver. Discussions are in progress with the existing bank group to amend the loan agreement. Said discussions include, but are not limited to, the extension of the date to correct the revolving line of credit to a term loan.

      As of September 30, 1997, the Partnership had $142.1 million in systems and equipment consisting of $130.8 million of cable television systems and $11.3 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. The Partnership had capital expenditures (exclusive of system acquisitions) of $13.6 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, the Partnership had capital expenditures (exclusive of system acquisitions) of $13.1 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first nine months of 1997, the Partnership's capital expenditures were primarily used to purchase computers and related equipment to expand and interconnect administrative offices, add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      The Partnership's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements, with the exception of acquisitions of certain cable systems, which have been funded principally through the proceeds of the notes and borrowings under the Revolving Credit Facility. The Partnership expects that it will be able to meet its short-term and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and its ability to obtain additional capital in the public and private debt markets in the future.

      RECENT ACCOUNTING PRONOUNCEMENTS

      For information on the impact of future changes in accounting standards see note 2 of the Galaxy Telecom, L.P. Consolidated Financial statements appearing elsewhere herein.

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

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits. The following exhibits are included or incorporated by reference below.
      27.  Financial Data Schedule

(b)Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

(c)    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GALAXY TELECOM, L.P.
                           BY:   Galaxy Telecom, Inc.
                               as General Partner




Date: November 14, 1997    _ \s\  J. Keith Davidson                       _
                            -------------------------
                           BY:   J. Keith Davidson
                                 Vice President-Finance
                                (Principal Financial Officer)

                             EXHIBIT INDEX

  Exhibit Number                   Description

      27                       Financial Data Schedule