Form 10-Q/A
period 1997-09-30
GALAXY TELECOM LP
filed 1997-12-02
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q/A

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

                                  INDEX
                                                             PAGE
                                                         ------------
PART I.    Financial Information

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

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits.  The following exhibits are included or incorporated by reference below.
       1. Amendment No. 3 to the Revolving and Term Loan Agreement Dated November 14, 1997.
      27.  Financial Data Schedule

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



                                 GALAXY TELECOM, L.P.
                           BY:   Galaxy Telecom, Inc.
                               as General Partner




Date: November 14, 1997    _ \s\  J. Keith Davidson                       _
                            -------------------------
                           BY:   J. Keith Davidson
                                 Vice President-Finance
                                (Principal Financial Officer)

                             EXHIBIT INDEX

  Exhibit Number                   Description
       1                       Amendment dated November 14, 1997
      27                       Financial Data Schedule