Form 10-Q/A
period 1997-09-30
GALAXY TELECOM LP
filed 1998-01-02
CIK 948945

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



           Yes         X       No  ___________

                   GALAXY TELECOM, L.P. AND SUBSIDIARY
                                FORM 10-Q/A

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

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

 (a)   Exhibits.  The following exhibits are included below.

      10. Amendment No. 3 entered into as of November 14, 1997 by and among Galaxy Telecom, L.P., Galaxy Telecom Capital Corp. and Fleet National Bank.

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



                                 GALAXY TELECOM, L.P.
                           BY:   Galaxy Telecom, Inc.
                               as General Partner




Date: December 5, 1997    _ \s\  J. Keith Davidson                       _
                            -------------------------
                           BY:   J. Keith Davidson
                                 Vice President-Finance
                                (Principal Financial Officer)

                             EXHIBIT INDEX

  Exhibit Number                   Description
      10 Amendment No. 3 entered into as of November 14, 1997 by and among Galaxy Telecom, L.P., Galaxy Telecom Capital Corp. and Fleet National Bank

      27                      Financial Data Schedule