Form 10-K
period 1997-12-31
GALAXY TELECOM LP
filed 1998-03-31
CIK 948945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

 (Mark One)
[ X ]       ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997

                                      OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF

For the transition period from         to

                          Commission file number 33-95298

                             GALAXY TELECOM, L.P.

            (Exact name of Registrant as specified in its charter)

                Delaware                                      43-1697125
 -----------------------------------                   ---------------------
(States of Other Jurisdictions of                           IRS Employer
 Incorporation or Organization)                          Identification No.)

              1220 North Main
           Sikeston, Missouri                                   63801
    -----------------------------------                -----------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (573) 472-8200

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

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $0

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 1997: 100

DOCUMENTS  INCORPORATED BY REFERENCE: Not applicable.

                                GALAXY TELECOM, L.P.
                                     FORM 10-K
                            Year Ended December 31, 1997


                                  TABLE OF CONTENTS

Item        Topic                                                   Page

                                       PART I

   1.   Business...................................................... 3
   2.   Properties....................................................25
   3.   Legal Proceedings.............................................25
   4.   Submission of Matters to a Vote of
        Security Holders..............................................25
  4a.   Executive Officers............................................25

                                     PART II

   5.   Market for the Registrant's Securities
        and Related Security Holder Matters...........................26
   6.   Selected Financial Data.......................................26
   7.   Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................27
  7a.   Qualitative and Quantitative Disclosures about
        Market Risks..................................................35
   8.   Financial Statements and Supplementary Data..................F-1
   9.   Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure....................... 36

                                    PART III

  10.   Directors and Executive Officers of the Registrant............37
  11.   Executive Compensation....................................... 38
  12.   Security Ownership of Certain Beneficial
        Owners and Management.........................................39
  13.   Certain Relationships and Related Transactions................41

                                    PART IV

  14.   Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.....................................  45

  Signatures........................................................  46

                                    PART I

      Item 1.     Business.

      General

      Galaxy Telecom, L.P. ("Galaxy") owns, operates and develops classic cable television systems (the "Systems") primarily in small communities in the Midwest and Southeast United States. As of December 31, 1997, the Systems passed approximately 300,000 homes and served approximately 177,000 subscribers in sixteen states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida.

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

      Approximately 97% of the plant in the Systems has a channel capacity of 30 channels or more. In addition, substantially all of the Systems presently have the capacity to increase the number of channels offered to subscribers without having to increase existing bandwidth. Galaxy intends to continue to reduce the number of headends in the Systems by interconnecting adjacent headend locations through the deployment of fiber technology. Galaxy believes that attaching these systems onto one master headend will reduce maintenance costs, increase system reliability, allow the redeployment of the associated electronic equipment to remaining headends within the existing systems and create additional sources of revenue. Galaxy reduced and redeployed 34 of such headends in 1997.

      The five key individuals who manage Galaxy's day-to-day operations (the "Senior Managers") have developed and refined the operating strategy utilized by Galaxy to efficiently and economically provide high quality customer service to classic cable television systems spread over a wide geographic area. Galaxy's existing infrastructure includes two customer service centers that receive customer calls through a toll-free telephone number. At the service centers, customer service representatives can address virtually any request or problem a customer may have through an on-line customer support computer system utilizing advanced software. The central computer system is integrated with the Qualcomm OmniTRACS satellite-based dispatch system, which has been installed in virtually all of Galaxy's service vehicles. The OmniTRACS system provides the customer service representatives with direct, real-time, two-way interactive communication with Galaxy's field technicians and generates comprehensive customer service information on a timely basis. The integration of the OmniTRACS system with the centralized computer system allows Galaxy to control costs, better manage the customer service function and provide its customers with high quality service, generally within a 24-hour period.

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

      Galaxy believes its real opportunity lies in the development of its properties in Nebraska, Kansas, Illinois, Kentucky and Mississippi (the "Core Areas"). The Core Areas are considered such due to Galaxy's opportunity to be the dominant operator in these areas and the ability to generate additional revenue through its fiber network (see "Technology and Engineering" discussed below). The properties that are not in the Core Areas are currently in the process of being sold, traded or re-evaluated as being able to be converted to Core Areas.

      Background

      The Senior Managers, Tommy L. Gleason, Jr., James M. Gleason, J. Keith Davidson, Ronald Voss, and Terry M. Cordova have been involved in the construction, acquisition, ownership, management and operation of classic cable television systems as a team for more than a decade and have collective experience in the cable television industry exceeding 100 years. From 1987 through 1994, the Senior Managers operated approximately 100 classic cable television systems for Galaxy Cablevision, L.P. ("Galaxy Cablevision"), a master limited partnership traded on the American Stock Exchange. Prior thereto, between 1981 and 1987, the Senior Managers constructed and operated cable television systems in Alabama, Illinois, Indiana, Tennessee and Texas through a number of related entities.

      In response to changes in the federal tax laws regarding master limited partnerships, Galaxy Cablevision commenced in 1994 the liquidation of its cable television holdings. Thereafter, the Senior Managers organized Galaxy Systems Management, Inc. ("Galaxy Management") to acquire selected cable television properties. Commencing in May 1994, Galaxy Management entered into definitive agreements to acquire selected cable television systems from Galaxy Cablevision, Vantage Cable Associates, L.P. ("Vantage Cable"), Vista Communications Limited Partnership, III ("Vista Communications") and Chartwell Cable of Colorado, Inc. ("Chartwell"), (collectively the "Initial Systems"). Each of these agreements was assigned to, and assumed by, Galaxy prior to the consummation of each of the transactions. In order to facilitate Galaxy's acquisition of the Initial Systems, funds managed by TA Associates, Spectrum Equity Investors and Fleet Equity Partners (the "Equity Investors") and the Senior Managers, collectively, invested equity capital of approximately $30 million in Galaxy. These acquisitions represented 223 cable television systems. Upon acquisition by Galaxy, the Initial Systems passed approximately 120,500 homes with approximately 3,038 miles of plant, resulting in a density of approximately 39.7 homes per mile, served approximately 77,230 basic subscribers and had a basic penetration rate of approximately 64.1%.

      1995 Acquisitions

      Cameron Acquisition. On March 31, 1995, Galaxy acquired all of the operating assets comprising Galaxy Cablevision's eight Cameron, Texas cable television systems (the "Cameron Systems"). The Cameron Systems are located northeast of Austin, Texas. The purchase price for the Cameron Systems was approximately $3.6 million. Upon acquisition by Galaxy, the Cameron Systems passed approximately 7,730 homes with 143 miles of plant, resulting in a density of approximately 54.1 homes per mile, served approximately 3,500 basic subscribers and had a basic penetration rate of approximately 45.3%.

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

      Vista I Acquisition. On December 29, 1995, Galaxy acquired all of the operating assets comprising the 18 cable television systems located in Mississippi and Alabama of Vista I (the "Vista I Systems"). The purchase price for the Vista I Systems was approximately $7.6 million. Upon acquisition by Galaxy, the Vista I Systems passed approximately 9,073 homes, with 323 miles of plant, resulting in a density of 28.1 homes per mile, served approximately 6,100 basic subscribers and had a basic penetration rate of approximately 67.2%.

      1996 Acquisitions And Trades

      Galaxy acquired various assets comprising cable television systems through purchase and trade throughout 1996. Following is a brief discussion of each transaction.

      Cablevision of Texas Systems. On March 29, 1996, Galaxy acquired certain assets comprising 31 cable television systems of Cablevision of Texas III, Empire Communications and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of approximately $10.2 million. As of the closing date, the Cablevision of Texas Systems passed approximately 11,771 homes located in Kansas, with 347 miles of plant, for a density of approximately 33.9 homes per mile. The Cablevision of Texas Systems served approximately 9,100 basic subscribers and had a basic penetration rate of approximately 77.3%.

         High Plains Systems. On April 1, 1996, Galaxy acquired certain systems comprising eight cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of approximately $0.3 million. As of the closing date, the High Plains Systems passed approximately 580 homes located in Kansas, with 20 miles of plant, for a density of approximately 29 homes per mile. The High Plains Systems served approximately 270 basic subscribers and had a basic penetration rate of approximately 46.6%.

         Midcontinent Systems. On April 12, 1996, Galaxy acquired certain assets comprising six cable television systems of Midcontinent Cable Systems (the "Midcontinent Systems") for a purchase price of approximately $1.4 million. As of the closing date, the Midcontinent Systems passed approximately 1,853 homes located in Nebraska, with 32 miles of plant, for a density of approximately 57.9 homes per mile. The Midcontinent Systems served 1,328 basic subscribers and had a basic penetration rate of approximately 71.7%.

         Five Rivers Systems. On November 1, 1996, Galaxy acquired certain assets comprising one cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of approximately $0.5 million. As of the closing date, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of approximately 30.4 homes per mile. The Five Rivers System served 588 basic subscribers and had a basic penetration rate of approximately 80.5%.

      Hurst Communications Systems. On March 29, 1996, Galaxy acquired certain assets comprising eight cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of approximately $1.1 million. As of the closing date, the Hurst Systems passed approximately 1,830 homes located in Kansas, with 50 miles of plant, for a density of approximately 36.6 homes per mile. The Hurst Systems served 1,371 basic subscribers and had a basic penetration rate of 74.9%.

      TCI Systems Trade. On June 14, 1996, Galaxy traded assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for assets comprising six cable television systems of Tele-Communications, Inc. (the "TCI Systems") located in northern Mississippi. At closing, the Shawnee County Systems passed approximately 9,500 homes, with approximately 315 miles of plant, resulting in a density of 30.2 homes per mile. The Shawnee County System served approximately 7,000 basic subscribers and had a basic penetration rate of approximately 73.7% as of the closing date. As of the closing date, the TCI Systems passed approximately 16,900 homes, with 729 miles of plant, resulting in a density of approximately 23.2 homes per mile. The TCI Systems served approximately 10,363 basic subscribers and had a basic penetration rate of approximately 61.3%.

      C-S Cable. On October 30, 1996, Galaxy acquired certain assets comprising the cable television systems of CS Cable Services, Inc. (the "CS Cable Systems") for a purchase price of approximately $2.3 million. As of the closing date, the CS Cable Systems served approximately 3,500 basic equivalent subscribers.

      Mexia / Ranburn Trade. On November 1, 1996, Galaxy traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers. This trade allowed Galaxy to trade a small system out of a non-targeted service area for a similar system in proximity to our targeted service areas.

      1997 Acquisitions and Dispositions

      TCI Cable of the Midland - Sarpey County Systems. On September 1, 1997, Galaxy acquired certain assets comprising the cable television systems of TCI Cable of the Midland (the "Sarpey County Systems"), located in Sarpey and Douglas counties, Nebraska for a purchase price of approximately $875,000. At September 1, 1997, the Sarpey County Systems passed approximately 3,000 homes located in Nebraska, with approximately 80 miles of plant, for a density of 39 homes per mile. The Sarpey County Systems served approximately 1,613 basic subscribers and had a basic penetration rate of approximately 52%.

            On April 7, 1997, Galaxy sold its cable television system located in Five Points, South Carolina (the "Five Points Sale"), representing 311 basic subscribers for $372,645, or approximately $1,200 per subscriber. Galaxy used most of the proceeds from the Five Points Sale to pay down principal of the revolving note.

      On August 1, 1997, Galaxy sold its cable television systems located in Lake Murray, South Carolina (the "Lake Murray Sale"), representing 587 subscribers for $587,000 or $1,000 per subscriber. Galaxy retained ownership of all related equipment located in the two head-end facilities. Galaxy used the proceeds from the Lake Murray Sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in Lauderdale County, Mississippi (the "Lauderdale County Sale"), representing 833 subscribers for $1.12 million or $1,350 per subscriber.
Galaxy used the proceeds from the Lauderdale County Sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in South Kansas (the "South Kansas Sale"), representing 1,346 subscribers for $1.25 million or $932 per subscriber. Galaxy used the proceeds from the South Kansas Sale to pay down principal of the revolving note.

      Pending Disposition

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing 4,000 subscribers for $4.9 million or $1225 per subscriber. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

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

      Galaxy utilizes advanced software systems to facilitate effective interaction with its customers. A potential or existing customer can call at any time Galaxy's toll-free telephone number for installation, repairs or other services. The call is automatically routed to one of Galaxy's customer service centers. At the service centers, customer service representatives who receive the calls can address virtually any request or problem a customer may have through access to an on-line customer support computer system utilizing advanced software. If a customer is reporting a service problem, the customer service representative will enter a service call request into the central computer system, which prioritizes and schedules the service call. The computer system automatically prioritizes the call based upon the severity of the problem reported. If, for example, the customer is experiencing a complete disruption of service, the call is given the highest priority and is dispatched immediately to the local field technician. If the customer requests new or additional services, the customer service representative will enter a work order into the computer system which automatically assigns and schedules the order for the appropriate field technician.

      Virtually all of Galaxy's service vehicles are equipped with the Qualcomm OmniTRACS satellite-based dispatch system, and Galaxy intends to install the OmniTRACS system in all service vehicles of acquired systems. Through direct, real-time access to the field technician and his work schedule via the OmniTRACS system, the customer service representative transmits the service call request or the work order directly to the field technician's service vehicle. The OmniTRACS system, together with the central computer system, enables Galaxy to provide the requested service generally within 24 hours of the customer's call. When the technician has completed the service call or the work order, the service or work order information is entered into the OmniTRACS unit in the field technician's vehicle and transmitted back to the central computer system. The computer system completes and closes the service call or work order, updates the customer's account, posts any payments received from the customer by the field technician and starts the billing for any new services. This interactive system helps Galaxy control its costs and improve its service by avoiding the inefficiencies and costs associated with printing service calls or work orders and using pagers, facsimile machines, two-way radios and cellular phones to communicate with its field technicians. The OmniTRACS system also provides regional managers the ability to determine the exact location of all service vehicles at any time and keeps a record of all movements of service vehicles.

      Marketing, Rates and Collections

      Galaxy aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per subscriber. Galaxy actively markets basic and premium programming primarily through door-to-door selling efforts and telemarketing, and, to a lesser degree, through media advertising and direct mail. Each of Galaxy's customer service centers has a Marketing Director who coordinates direct door-to-door campaigns throughout the geographic areas of the Systems and is responsible for internal incentives for the customer service and technical staffs. Each Marketing Director also insures that Galaxy is providing high quality sales and service by supervising and training direct sales representatives and assessing picture and service quality within Galaxy's cable systems. Customer service representatives follow up by telephone contact within 35 days of the installation to assess the quality of the installation and the overall service the customer is receiving and to assure customer satisfaction. Customer service representatives are also trained to market upgrades in service to existing customers. Each service center also has a Director of Training, who works closely with the Marketing Department to ensure that all employees are informed of current rates, programming packages and promotions.

      Galaxy's current monthly rates for full basic service range from $10.75 to $30.95 and rates for traditional premium services generally range from $6.95 to $13.00 per service. Because the Systems have been owned and operated by various other cable television operators, differing strategies with regard to channel lineups, pricing and security for premium services have been employed. It is Galaxy's goal to attempt to standardize its programming, rates and premium security over all of the Systems within the next few years.

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

      In addition to monthly billing and one-time charges, additional potential sources of revenue for cable operators are late fee charges and the sale of local spot advertising time on locally originated and satellite-delivered programming. Cable systems also generate revenue through commissions from sales of products offered through home shopping programming and purchased from the systems' respective service areas.

      Other potential sources of revenue for cable television systems include the sale of programming, featuring movies and special events (such as concerts, sports programming and other entertainment features), to customers on a pay-per-view basis. Galaxy would need to invest in addressable converter equipment to provide pay-per-view services on its systems. Galaxy currently does not generate significant revenues from any of these areas but believes that certain of these areas could become possible sources of revenue in the future.

      Programming

      Galaxy typically carries a wide array of programming on its basic service. A few systems have been acquired that offer two tiers of basic cable television programming service: a broadcast programming tier (consisting generally of network and public television signals available over-the-air in the franchise community and superstation signals); and a satellite programming tier (consisting primarily of satellite-delivered programming such as CNN, USA, ESPN and TNT). Substantially all of the customers of these systems subscribed to both tiers of basic service as of December 31, 1997. To enhance value for its customers, Galaxy analyzes and selectively modernizes its cable plant to increase the number of channel offerings and to improve the quality of the signal delivered to its systems. Galaxy regularly evaluates the programming offered by its systems and continuously seeks to provide innovative packages of premium service in order to assure customer satisfaction. As an example, Galaxy's systems now carry the Disney Channel as part of the basic subscription service without charging a separate fee. From time to time, Galaxy enhances the value of its basic service by adding additional programming to its basic tier.

      The Systems also offer premium programming services, both on a per-channel, or a la carte, basis and as part of a variety of premium programming packages designed to be attractive to customers while, at the same time, enabling Galaxy to enjoy the benefits of programming agreements which offer Galaxy financial incentives based upon premium service unit growth. Premium channels such as HBO, Cinemax, Showtime, The Movie Channel and Encore are offered individually or in value packages designed to increase premium penetration. These packages offer two or more premium services for a discounted price as compared to the ala carte pricing of individual services.

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

      Galaxy has various retransmission consents with many commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases, Galaxy has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. In some cases, Galaxy has agreed to advertise with the broadcast station over a three-year period. These agreements are in effect until December 31, 1999.

      Galaxy's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased costs to produce or purchase cable programming and other factors. There has been a significant amount of new cable television programming becoming available and Galaxy believes this trend will continue and will be able to identify and take advantage of available incentives associated with the additional channels and selectively accommodate such expanding programming. Galaxy expects it will be able to recover programming cost increases through rate increases.

      Technology and Engineering

      Over 95% of the plant in the Systems have a channel capacity of 30 channels or more. Substantially all of the Systems presently have the capability to increase the number of channels offered to subscriber without having to increase existing bandwidth. At December 31, 1997, Galaxy maintained over 7,500 miles of coaxial plant that passed more than 293,000 homes. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1997.

                                Up to 29    30 to 53    54 or more
                                Channels    Channels    Channels      Total
Systems:
   Number of systems                 14           420        23         457
   Percent of total systems        3.1%          91.9%      5.0%       100%
   Miles of plant                    60         7,755     1,147       8,962
   Percent of total plant miles     0.7%         86.5%     12.8%       100%

      Galaxy continually monitors and evaluates new technological developments to make optimal use of its existing assets and to anticipate the introduction of new services and program delivery capabilities. The use of fiber optic cable as a transportation medium is playing a major role in enhancing channel capacity and improving the performance and reliability of cable television systems. Galaxy has implemented fiber optic technology and, to a lesser degree, microwave technology to interconnect headends throughout its Systems. By interconnecting headends of adjacent systems with one master headend facility, Galaxy can reduce the number of headends, lower maintenance costs and add new channels more efficiently. Galaxy generally plans to continue to reduce the number of headends through consolidation in order to take advantage of these efficiencies. Such reduction in the number of headends is expected to increase system reliability and allow the redeployment of the associated electronic equipment to remaining headends, thus enabling Galaxy to expand the number of channels offered on the Systems to its customers and increase average revenue per subscriber.

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

      Galaxy intends to explore the use of digital compression technology to enhance the current channel capacities of its cable systems. This technology is expected to allow up to 10 channels to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality and reliability of the television signals carried. This technology may also allow cable systems to offer additional products and services. Galaxy believes that the use of digital technology in the future offers the potential for Galaxy to increase channel capacity in a more cost efficient manner than rebuilding such systems with high capacity distribution plant. There can be no assurance as to whether or when such technology can or will be implemented by Galaxy and, if it can be implemented, whether such technology will result in significant cost savings over alternative methods of expanding channel capacities of the Systems. Galaxy implemented its first digital system in Booneville, Mississippi in December, 1997.

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

      Centralized Management Functions

      Management functions such as payments processing, accounting, engineering and marketing are centralized at Galaxy's headquarters and regional customer service centers. Upon acquiring a system, Galaxy consolidates certain management functions at its headquarters and regional customer service centers at minimal incremental costs.

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

      The computer system allows both the Senior Managers and the regional managers to access subscriber information as soon as it is entered by the customer service centers or the field technicians. The centralized nature of the system allows each of Galaxy's customer service centers to back up the other if there is an interruption of telephone service to such center. The customer service centers also can utilize the centralized computer system to communicate with local payment offices, headquarters, the other customer service centers and the field technicians, all of which have on-line access through the central platform. Finally, the system provides a centralized reporting location for all subscriber billing information which enables the accounting staff to prepare timely and accurate financial information. These features of the central computer system, along with the system's integration with the OmniTRACS system, allow Galaxy to reduce the incremental cost associated with expanding its subscriber base while consolidating many of the management functions for newly acquired systems.

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

      As of December 31, 1997, Galaxy held approximately 664 franchises. The non-exclusive franchises provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. See "--Legislation and Regulation - General."

      The table below illustrates the grouping of the franchises of the Systems by date of expiration.

              Year of                                           Percentages
              Franchise              Number of                    of Total
             Expiration              Franchises                 Franchises

             1998-2000                     70                      10.6%
              2001-2003                   135                      20.3%
             After 2003                   459                      69.1%

                Total                     664                     100.0%


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

      Galaxy believes that it generally has good relationships with its franchising communities. As of December 31, 1997, no franchise of Galaxy represented more than 5.0% of total subscribers of the Systems. Galaxy has a minimal amount of seasonal subscribers, the vast majority of which are located around Kentucky Lake, Kentucky and Central Florida. As the Kentucky seasonal subscribers are disconnecting about the same time the Florida subscribers are connecting, the effect on Galaxy's monthly total subscriber count is minimal.

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

      There are alternative multichannel video programming distributors ("MVPDs") that distribute the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the Federal Communications Commission (the "FCC") to offer services in direct competition with existing cable systems. In addition to broadcast television stations, Galaxy competes in a variety of areas with other multichannel programming service providers on a direct over-the-air basis. Multichannel programming services are distributed by communications satellites directly to home satellite dishes ("HSDs") serving residences, private businesses and various nonprofit organizations. Cable programmers have developed marketing efforts directed to HSD owners.

      At the present time there are three different Direct Broadcast Satellite ("DBS") providers offering comparable service. DBS services could become a more substantial competitor as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions.

      A recent development is the announced intention of one of these DBS providers to develop the technology to transmit local channels on their services  for  certain  areas  of  the  country.  If  this  happens,  assuming technology advances, and the government allows it, this would effect approximately 15% of Galaxy's service area.

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

      Galaxy also competes with master antenna television ("MATV") systems and satellite master antenna television ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. The 1996 Telecom Act changes the definition of a "cable system" to include only systems that cross public rights-of-way. Therefore, SMATV systems that serve buildings that are not commonly owned or managed, but which do not cross public rights of way, are no longer considered "cable systems" and no longer require a franchise to operate.

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

      On June 28, 1996, the Supreme Court upheld cable operators' ability to enforce prospective written policies against carrying programming that depicts sexual or excretory activities on commercial leased access channels. The Court also ruled that cable operators may not be required to block, scramble and segregate indecent commercial leased access programming, finding that this statutory provision violated cable operators' First Amendment rights. The Court also struck down on First Amendment grounds the statutory provision that enabled cable operators to prohibit obscene material, sexually explicit conduct or material soliciting unlawful on Public, Educational and Government ("PEG") channels.

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

      Cable programmers have challenged the constitutionality of the provision of the 1996 Telecom Act requiring cable operators to scramble sexually-explicit or indecent adult programming in the United States District Court of the District of Delaware. On March 7, 1996, the Court issued a temporary restraining order against enforcement of the provisions until the challenge can be heard by a three-judge panel. The three-judge court subsequently denied a request for a preliminary injunction, and the Supreme Court affirmed this decision. The scrambling provisions became effective in May 1997. The matter is still subject to a constitution challenge, and is currently pending before the three-judge panel.

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

      The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Upon certification, the local community obtains the right to approve basic rates. Certified franchising authorities are also empowered to regulate rates charged for additional outlets and for the installation, lease and sale of equipment used by customers to receive the basic service tier, such as converters and remote control units. These equipment rates must be based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators may be required to refund overcharges with interest. The 1992 Cable Act permits communities to certify at any time, so it is possible that Galaxy's franchising authorities may choose in the future to certify to regulate Galaxy's basic rates. FCC review of CPS rates is triggered by franchising authority complaints filed within 180 days of a rate increase.

      The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to "effective competition." Under the 1992 Cable Act, a system is subject to effective competition where: (i) fewer than 30% of the households in the franchise area subscribe to the cable service of a cable system; (ii) the franchise area is served by at least two unaffiliated comparable video programming to at least 50% of the households in the franchise area and the number of households subscribing to programming services offered by the MVPDs, other than the largest MVPD, exceeds 15% of the households in the franchise area; or (iii) a MVPD operated by the franchising authority offers video programming to at least 50% of the households in the franchise area. The 1996 Telecom Act also provides that effective competition exists if a local exchange carrier provides video programming in the franchise area.

      In implementing the 1992 Cable Act, the FCC adopted a benchmark methodology as the principal method of establishing the reasonableness of rates for Regulated Services. Cable operators with rates above the allowable level under the FCC's benchmark methodology may attempt to justify such rates using a cost-of-service methodology. The FCC has instituted rate relief for small cable operators. Cable operators with fewer than 400,000 nationwide subscribers are eligible to file a streamlined cost-of service analysis to justify their per-channel rates in those systems serving 15,000 or fewer subscribers. Per-channel rates that fall below a prescribed benchmark are presumed reasonable.

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

      Carriage of Broadcast Television Signals. The 1992 Cable Act established new signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993, and the second elections were made in October 1996. The next election will be made in October 1999. Stations are generally considered local to a cable system where the system is located in the station's 1992 Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system may change because Arbitron no longer updates ADIs and the 1996 Telecom Act requires the FCC to use commercial publications which delineate markets based on viewing patterns. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. The retransmission/must-carry consent elections were made for a second three-year period beginning December 31, 1996. Galaxy carries some stations pursuant to must-carry and others pursuant to retransmission consent agreements. In some cases, Galaxy agreed to carry additional services, like FX, pursuant to retransmission consent agreements.

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

      Franchise Authority. The 1984 Cable Act affirmed the right of franchising authorities (the jurisdictions in which Galaxy provides cable service) to award one or more franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. Galaxy has cable franchises in all areas in which it provides service where cable franchises are required. The 1992 Cable Act encouraged competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems (a prohibition which is limited by the 1996 Telecom Act to cases in which the cable operator is not subject to effective competition).

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

      The 1992 Cable Act made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

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

      Television Violence. The Telecom Act of 1996 directed the broadcast and cable television industries to develop and transmit an encrypted rating in all video programming that, when used in conjunction with so-called "V-Chip" technology, would permit the blocking of programs with a common rating. On March 12, 1988, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories in order to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip". The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning July 1, 1999. Galaxy cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect Galaxy's business.

      Regulatory Fees and Other Matters. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1997, cable television systems were required to pay regulatory fees of $0.59 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost"
adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

      In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new Emergency Alert System. Cable operators were required to install and activate equipment necessary to implement the new Emergency Broadcast System by July 1, 1997. At the present time, the FCC has delayed this requirement for small operators.

      FCC regulations also address: the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service standards; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

      Telecommunications Regulation. The 1996 Telecom Act substantially revised communications regulation in the United States. The legislation was intended to allow providers to enter communications markets that have historically been closed to them as a result of legal restrictions, as well as practical and economic considerations. At the same time, implementation of the 1996 Telecom Act may leave incumbent providers in previously closed markets sufficiently free from regulation that they will be able to defend their markets aggressively. Galaxy is unable to predict the outcome of the proceedings that will implement the legislation.

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

      The 1996 Telecom Act also opens the way for Bell operating companies ("BOCs") and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the 1996 Telecom Act, BOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act such services may be offered outside of a BOC's local exchange service area immediately.
BOCs may offer interLATA services inside their local exchange service area (in-region) when the FCC determines either that the BOC is providing access and interconnection to a competent exchange service provider under a state-approved agreement or that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the BOC's general terms for providing such access and interconnection. In either case, the FCC also must conclude that the BOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act. If Galaxy decides itself to provide interLATA service, it will likely face vigorous competition from BOC entrants, as well as from existing long distance carriers.

      Telecommunications common carriers subject to the jurisdiction of the FCC generally must file tariffs detailing the prices and terms and conditions of services, and whether the terms offered by the carrier are just, reasonable and nondiscriminatory. The FCC has eliminated the tariff filing requirement for domestic nondominant carriers, but that order has been stayed pending judicial review. The 1996 Telecom Act provides that the FCC, in response to a petition from a carrier, shall forbear from enforcing regulations, including those requiring tariffs, if the FCC determines that:
(1) enforcement of the regulations is not necessary to ensure that carriers' terms are reasonable and nondiscriminatory; (2) enforcement of the regulations is not necessary for the protection of consumers; and (3) forbearance from applying the regulations is consistent with the public interest and, in particular, that such forbearance would promote competition. The FCC may take action under these provisions of the Act to reduce or eliminate  tariff  filing  and other  requirements.  Such  actions  could free
Galaxy from regulatory burdens, but might also increase the pricing flexibility of its competitors.

      Additional Requirements. The FCC imposes a number of additional obligations on all telecommunications carriers, including the obligation to:
(1)interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers; (2) ensure that their services are accessible and usable by persons with disabilities; (3) provide Telecommunications Relay Service ("TRS"), either directly or through arrangements with other carriers or service providers (TRS enables hearing impaired individuals to communicate by telephone with hearing individuals through on operator at a relay center); (4) comply with verification procedures in connection with changing the presubscribed interexchange carrier of a customer so as to prevent "slamming," a practice by which a customer's chosen long distance carrier is switched without the customer's knowledge; (5) protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers; (6) pay annual regulatory fees to the FCC; and (7) contribute to the Telecommunications Relay Services Fund

      State and Local Regulation. Cable systems are subject to state and local regulation, typically imposed through the franchising process because a cable television system uses local streets and rights-of-way.
Regulatory responsibility for essentially local aspects of the cable business such as franchisee selection, billing practices, system design and construction, and safety and consumer protection remains with either state or local officials and, in some jurisdictions, with both.

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

      Proposed Changes

      The Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of Galaxy's broadcast and cable programming networks. In addition to the changes and proposed changes noted above, such matters include, for example, spectrum use fees, political advertising rates, potential restrictions on the advertising of certain products (beer, wine and hard liquor, for example), proposals to change the rates and structure of the cable compulsory copyright license, and the rules and policies to be applied in enforcing the FCC's equal opportunity regulations. Other matters that could affect Galaxy's regulated media businesses include technological innovations and developments generally affecting competition in the mass communications industry, such as direct radio and television broadcast satellite service, the continued establishment of wireless cable systems, digital television and radio technologies, and the advent of telephone company participation in the provision of video programming service.

      Employees

      As of December 31, 1997, Galaxy had approximately 453 full-time employees and 82 part-time employees, none of whom are subject to a collective bargaining agreement. Galaxy considers its relations with its employees to be excellent. In addition, Galaxy Management employs 41 people who are dedicated primarily to servicing Galaxy.

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

      Item 3.  Legal Proceedings.

      There are no material pending legal proceedings to which either Galaxy or Galaxy Telecom Capital Corp., its wholly owned subsidiary, is a party to or to which any of its properties are subject.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

      Item 4(a). Executive Officers.

      See Part III, Item 10.

                                      PART II

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for Galaxy's classes of common equity.

      Item 6.  Selected Financial Data.

      The combined statement of operations data for the periods from January 1, 1993 to December 22, 1994 set forth below have been derived from the unaudited financial statements of the cable television systems acquired from Vantage Cable and Vista Communications and the Western Kentucky Region ("Wickliffe") and Cameron, Texas ("Cameron") cable television systems of Galaxy Cablevision, and the cable systems of Chartwell Cable (collectively, the "Initial Systems"). The combined statement of operations data for the period from December 23, 1994 to December 31, 1994, calendar years 1995, 1996 and 1997 and the balance sheets data as of December 31, 1996 and 1997 set forth below have been derived from Galaxy's audited financial statements, and the unaudited financial statements of Cameron and Chartwell Cable. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.


                                 Initial Systems (Combined)                        Company
                                                  Period from   Period from
                                                     Jan. 1      Dec. 23
                                                     1994 to      1994 to
                                                     Dec. 22      Dec. 31
                                          1993         1994         1994     1995 (b)      1996 (b)    1997(b)
                                          ----         ----         ----     --------      --------    -------


    (Dollars in thousands)
      Statement of Operations Data:

Revenues                                $ 27,285    $ 27,117    $    577    $ 29,995    $ 62,337    $ 68,808

Operating expenses:
  Systems operations                       9,938      10,338         260      13,219      28,353      31,503
  Selling, general and administrative      4,722       5,272          99       3,681       6,439       8,130
   Management fee to affiliate             1,320       1,316          32       1,605       2,804       3,092
  Depreciation and amortization           15,681      14,541         214      10,206      21,739      24,673
                                        --------    --------    --------    --------    --------    --------

    Total operating expenses              31,661      31,467         605      28,711      59,335      67,398
                                        --------    --------    --------    --------    --------    --------

Operating income (loss)                   (4,376)     (4,350)        (28)      1,284       3,002       1,410

Interest expense                          (6,229)     (6,015)       (153)    (10,442)    (20,133)    (21,037)
Other income (expense)                        37        (248)          6         608         219        (421)
                                        --------    --------    --------    --------    --------    --------
Net loss                                $(10,568)   $(10,613)   $   (175)   $ (8,550)   $(16,912)   $(20,048)
                                        ========    ========    ========    ========    ========    ========

EBITDA (a)                              $ 11,305    $ 10,191    $    186    $ 11,490    $ 24,741    $ 26,083


      Balance Sheet Data (at end of period):
      Total assets                                               $102,736   $199,913    $217,498    $207,048
      Total long-term debt and other obligations                   67,215    145,527     169,738     179,250
      Partners' capital                                            35,521     42,171      25,259       5,211

(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of Galaxy's operating performance.

(b) In December 1995, except for the Cameron systems which were acquired in March 1995, Galaxy acquired certain cable television systems which were recorded under the purchase method of accounting. As a result, the Consolidated Statement of Operations of Galaxy for the periods subsequent to the acquisitions are not comparative to prior periods. In addition, Galaxy acquired various cable systems during fiscal 1996 and 1997, which were insignificant in the aggregate to Galaxy's on-going operations. (See "Business-1996 Acquisitions and Trades" and "Business-1997 Acquisitions and Dispositions).

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Introduction

      On December 23, 1994, Galaxy commenced operations. Galaxy acquired certain cable television systems of Galaxy Cablevision, Vantage Cable, Vista Communications and Chartwell Cable on December 23, 1994, and certain other cable systems of Galaxy Cablevision, L.P. on March 31, 1995, for an aggregate consideration of $98.8 million. (See "Business -- Background" for a description of the Initial Systems.) The following discussion of results of operations for the year ended December 31, 1995 is based on the combined historical financial data for the Systems adjusted to give historical pro-forma effect to management fees, depreciation and amortization, interest expense and debt issue costs that would have been incurred if the 1995 acquisitions had been acquired as of January 1, 1995. The historical pro-forma results of operations of Galaxy do not reflect any changes in the operation or management of the Systems that Galaxy has made or intends to make and are not necessarily indicative of the results of operations that would have been achieved had the Systems been owned and operated by Galaxy during the periods presented. The discussion of results of operations for the years ended December 31, 1996 and 1997 reflects the actual financial data for the Systems for the years then ended.

      Results of Operations

      Overview

      In each of the past three years, the Initial Systems have generated substantially all of their revenues from fees for monthly basic and premium subscriptions and from one-time charges such as late fees and installation charges. Minimal additional revenues were generated from the sale of advertising and from home shopping networks.

      The Systems have generated increases in revenues in each of the past three fiscal years. This growth was accomplished primarily through rate increases. Total systems operations expenses and selling, general and administrative expenses have increased, but at a lesser amount than revenues. Although Galaxy expects to experience increases in programming expenses for the foreseeable future, Galaxy believes it will be able to increase its rates for cable services to recover increases in the costs of programming to the extent such increases exceed the general rate of inflation. The high level of depreciation and amortization associated with the acquisitions and capital expenditures related to continued construction and upgrading of the Systems, together with interest costs related to Galaxy's and the prior owners' financing activities, have caused the prior owners of the Systems and Galaxy to report net losses. Galaxy believes that such net losses are common for cable television companies.

      The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis:



                                             1995                    1996                  1997
                                         ------------             ----------           --------
                                                   % of                   % of                  % of
                                         Amount   Revenues       Amount   Revenues      Amount  Revenues
                                         ------   --------       ------  --------      ------   --------
(Dollars in Thousands)
  ----------------------

Revenues                                $ 29,995    100.0%    $ 62,337    100.0%    $ 68,808    100.0%

Operating expenses:
  System Operations                       13,219     44.1%      28,353     45.5%      31,503     45.8%
  Selling, general and administrative      3,681     12.2%       6,439     10.3%       8,130     11.8%
  Management fee to affiliate              1,605      5.3%       2,804      4.5%       3,092      4.5%
  Depreciation and  amortization          10,206     34.0%      21,739     34.9%      24,673     35.9%
                                        --------    -----     --------    -----     --------    -----

  Total operating  expenses               28,711     95.7%      59,335     95.2%      67,398     98.0%
                                        --------    -----     --------    -----     --------    -----

Operating income (loss)                    1,284      4.3%       3,002      4.8%       1,410      2.0%

  Interest expense                       (10,442)   (34.8%)    (20,133)   (32.3%)    (21,037)   (30.5%)
  Other income  (expense)                    608     (2.0%)        219      0.4%        (421)    (0.6%)
                                        --------    -----     --------    -----     --------    -----

Net loss                                $ (8,550)   (28.5%)   $(16,912)   (27.1%)   $(20,048)   (29.1%)
                                        ========    =====     ========    =====     ========    =====

EBITDA (a)                              $ 22,800     39.7%      24,741     39.7%      26,083     37.9%

(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of Galaxy's operating performance.

      1997 Compared to 1996

      Revenues increased 10.4%, or approximately $6.5 million, from 1996 to 1997. The increase in revenues resulted primarily from an increase in basic rates in some Systems during the year, offset somewhat by a reduction in the number of basic subscribers during fiscal year 1997.

      Systems operations expenses increased 11.1%, or approximately $3.1 million, from 1996 to 1997. The growth in expenses was due primarily to increases in programming and other subscriber related expenses which typically vary with revenues and the increased number of channels carried. Systems operations expenses, as a percentage of revenues, increased slightly from 45.5% in 1996 to 45.8% in 1997.

      Selling, general and administrative expenses increased 26.3%, or approximately $1.7 million, from 1996 to 1997. Selling, general and administrative expenses, as a percentage of revenues, increased to 11.8% in 1997 from 10.3% in 1996. The increase was due primarily to an increase in selling costs in an effort to spur subscriber growth in the Systems.

      Management fees increased 10.3%, or approximately $0.3 million, from 1996 to 1997. The increase was directly proportionate to the increase in revenue.

      Depreciation and amortization expense increased 13.5%, or approximately $2.9 million, from 1996 to 1997. Depreciation and amortization increased from 34.9% of revenues in 1996 to 35.9% of revenues in 1997. This increase is due to the increase in fixed assets during the comparable periods.

      Interest expense increased 4.5%, or approximately $0.9 million, from 1996 to 1997. Interest expense, as a percentage of revenues, decreased from 32.3% in 1996 to 30.6% in 1997 because of lower interest rates for bank debt during 1997. Interest income decreased 34.4% from 1996 to 1997 due to lower cash balances in 1997.

      Other income (expense), net went from income of $182,711 during 1996 to a net expense of $445,003 during 1997. This change of $0.6 million was mainly due to a loss on sale of assets during 1997 in the amount of $0.2 million.

      The prior owners of the Systems and Galaxy as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

      As a combined result of the items discussed above, net loss increased 18.5%, or approximately $3.1 million, from 1996 to 1997. As a percentage of revenues, net loss increased from 27.1% in 1996 to 29.0% in 1997.

      EBITDA increased 5.4%, or approximately $1.3 million, from 1996 to 1997, due primarily to the increase in revenues. As a percentage of revenues, EBITDA decreased from 39.7% in 1996 to 37.9% in 1996, primarily as a result of the increases in system operation expenses and selling, general and administrative expenses discussed above. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of Galaxy's operating performance.

      1996 Compared to 1995

      Revenues increased 107.8%, or approximately $32.3 million, from 1995 to 1996. This is a result of the acquisitions during 1995 discussed below.

      System operations expenses increased 114.5%, or approximately $15.1 million, from 1995 to 1996. Systems operations expenses, as a percentage of revenues, increased from 44.1% in 1995 to 45.5% in 1996. These increases were a result of the acquisitions made during 1995.

      Selling, general and administrative expenses increased 74.9%, or approximately $2.8 million, from 1995 to 1996. The increase in expenses was a result of the acquisitions made during 1995. Selling, general and administrative expenses, as a percentage of revenues, decreased from 12.3% in 1995 to 10.3% in 1996. This decrease was due primarily to Galaxy's ability to administer to additional customers as a result of the acquisition of systems during 1995 through the existing call centers.

      Management fees to affiliate increased 74.7%, or approximately $1.2 million, from 1995 to 1996. Management fees are calculated as a percentage of revenue. In December, 1995, such fees were adjusted from 5.5% of revenue to 4.5% of revenue.

      Depreciation and amortization expense increased 113.0%, or approximately $11.5 million, from 1995 to 1996. As a percentage of revenues, depreciation and amortization increased from 34.0% in 1995 to 34.9% in 1996. The increase in expense was a result of the acquisitions made during 1995.

      Interest expense increased 92.8%, or approximately $9.7 million, from 1995 to 1996. This increase was a result of additional borrowings under Galaxy's Revolving and Term Loan during the year. As a percentage of revenues, interest expense decreased from 34.8% in 1995 to 32.3% in 1996. This decrease was achieved mainly due to the increase in revenues and, to a lesser extent, by placing a greater percentage of the Revolving and Term Loan under the LIBOR interest rate option.

      Other income (expense), net went from income of $608,405 during 1995 to income of $218,839, or 0.4% of revenues in 1996. The change of approximately $0.4 million is primarily attributable to a decrease in interest income of approximately $570,000 as a result of less cash on hand during 1996.

      The prior owners of the Systems and Galaxy as separate entities paid no income taxes, although they were required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of such entities as specified in the governing partnership agreements.

      As a combined result of the items discussed above, net loss increased 97.8%, or approximately $8.4 million, from 1995 to 1996. As a percentage of revenues, net loss increased from 28.5% in 1995 to 27.1% in 1996.

      EBITDA increased approximately $13.3 million, or 115.3%, from 1995 to 1996, and, as a percentage of revenues, EBITDA from 38.3% in 1995 to 39.7% in 1996.

      1995 Acquisitions

      Galaxy Cablevision Acquisition. On March 31, 1995, Galaxy acquired all of the operating assets comprising Galaxy Cablevision's eight Cameron, Texas cable television systems (the "Cameron Systems"). The Cameron Systems are located northeast of Austin, Texas. The purchase price for the Cameron Systems was approximately $3.6 million. Upon acquisition by Galaxy, the Cameron Systems passed approximately 7,730 homes with 143 miles of plant, resulting in a density of approximately 54.1 homes per mile, served approximately 3,500 basic subscribers and had a basic penetration rate of approximately 45.3%.

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

      Vista I Acquisition. On December 29, 1995, Galaxy acquired all of the operating assets comprising the 18 cable television systems located in Mississippi and Alabama of Vista I (the "Vista I Systems"). The purchase price for the Vista I Systems was approximately $7.6 million. Upon acquisition by Galaxy, the Vista I Systems passed approximately 9,073 homes, with 323 miles of plant, resulting in a density of 28.1 homes per mile, served approximately 6,100 basic subscribers and had a basic penetration rate of approximately 67.2%.

      1996 Acquisitions And Trades

      Galaxy acquired various assets comprising cable television systems through purchase and trade throughout the year. Following is a brief discussion of each transaction.

      Cablevision of Texas Systems. On March 29, 1996, Galaxy acquired certain assets comprising 31 cable television systems of Cablevision of Texas III, Empire Communications and Empire Cable of Kansas (the "Cablevision of Texas Systems") for a purchase price of approximately $10.2 million. As of the closing date, the Cablevision of Texas Systems passed approximately 11,771 homes located in Kansas, with 347 miles of plant, for a density of approximately 33.9 homes per mile. The Cablevision of Texas Systems served approximately 9,100 basic subscribers and had a basic penetration rate of approximately 77.3%.

         High Plains Systems. On April 1, 1996, Galaxy acquired certain systems comprising eight cable television systems of High Plains Cable (the "High Plains Systems") for a purchase price of approximately $0.3 million. As of the closing date, the High Plains Systems passed approximately 580 homes located in Kansas, with 20 miles of plant, for a density of approximately 29 homes per mile. The High Plains Systems served approximately 270 basic subscribers and had a basic penetration rate of approximately 46.6%.

         Midcontinent Systems. On April 12, 1996, Galaxy acquired certain assets comprising six cable television systems of Midcontinent Cable Systems (the "Midcontinent Systems") for a purchase price of approximately $1.4 million. As of the closing date, the Midcontinent Systems passed approximately 1,853 homes located in Nebraska, with 32 miles of plant, for a density of approximately 57.9 homes per mile. The Midcontinent Systems served 1,328 basic subscribers and had a basic penetration rate of approximately 71.7%.

         Five Rivers Systems. On November 1, 1996, Galaxy acquired certain assets comprising one cable television system of Five Rivers Cable Company (the "Five Rivers System") for a purchase price of approximately $0.5 million. As of the closing date, the Five Rivers System passed approximately 730 homes located in Tennessee, with 24 miles of plant, for a density of approximately 30.4 homes per mile. The Five Rivers System served 588 basic subscribers and had a basic penetration rate of approximately 80.5%.

      Hurst Communications Systems. On March 29, 1996, Galaxy acquired certain assets comprising eight cable television systems of Hurst Communications (the "Hurst Systems") for a purchase price of approximately $1.1 million. As of the closing date, the Hurst Systems passed approximately 1,830 homes located in Kansas, with 50 miles of plant, for a density of approximately 36.6 homes per mile. The Hurst Systems served 1,371 basic subscribers and had a basic penetration rate of 74.9%.

      TCI Systems Trade. On June 14, 1996, Galaxy traded assets located in Shawnee County and Jefferson County, Kansas (the "Shawnee County System") for assets comprising six cable television systems of TCI (the "TCI Systems") located in northern Mississippi. At closing, Galaxy's Shawnee County Systems passed approximately 9,500 homes, with approximately 315 miles of plant, resulting in a density of 30.2 homes per mile. The Shawnee County System served approximately 7,000 basic subscribers and had a basic penetration rate of approximately 73.7% as of the closing date. As of the closing date, the TCI Systems passed approximately 16,900 homes, with 729 miles of plant, resulting in a density of approximately 23.2 homes per mile. The TCI Systems served approximately 10,363 basic subscribers and had a basic penetration rate of approximately 61.3%.

      C-S Cable. On October 30, 1996, Galaxy acquired certain assets comprising the cable television systems of CS Cable Services, Inc. (the "CS Cable Systems") for a purchase price of approximately $2.3 million. As of the closing date, the CS Cable Systems served approximately 3,500 basic equivalent subscribers.

      Mexia / Ranburn Trade. On November 1, 1996, Galaxy traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers. This trade allowed Galaxy to trade a small system out of a non-targeted service area for a similar system in proximity to our targeted service areas.

      1997 Acquisitions and Dispositions

      TCI Cable of the Midland - Sarpey County Systems. On September 1, 1997, Galaxy acquired certain assets comprising the cable television systems of TCI Cable of the Midland (the "Sarpey County Systems"), located in Sarpey and Douglas counties, for a purchase price of approximately $875,000. At September 1, 1997, the Sarpey County Systems passed approximately 3,000 homes located in Nebraska, with approximately 80 miles of plant, for a density of 39 homes per mile. The Sarpey County Systems served approximately 1,613 basic subscribers and had a basic penetration rate of approximately 52%.

            On April 7, 1997, Galaxy sold its cable television system located in Five Points, South Carolina (the "Five Points Sale"), representing 311 basic subscribers for $372,645, or approximately $1,200 per subscriber. Galaxy used most of the proceeds from the Five Points Sale to pay down principal of the revolving note.

      On August 1, 1997, Galaxy sold its cable television systems located in Lake Murray, South Carolina (the "Lake Murray Sale"), representing 587 subscribers for $587,000 or $1,000 per subscriber. Galaxy retained ownership of all related equipment located in the two head-end facilities. Galaxy used the proceeds from the Lake Murray Sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in Lauderdale County, Mississippi (the "Lauderdale County Sale"), representing 833 subscribers for $1.12 million or $1,350 per subscriber.
Galaxy used the proceeds from the Lauderdale County Sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in South Kansas (the "South Kansas Sale"), representing 1,346 subscribers for $1.25 million or $932 per subscriber. Galaxy used the proceeds from the South Kansas Sale to pay down principal of the revolving note.

      Pending Disposition

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing 4,000 subscribers for $4.9 million or $1225 per subscriber. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

      Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of plant. Galaxy intends to continue pursuit of a business strategy which includes selective acquisitions. Since December of 1994 Galaxy received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior Managers. Galaxy also received equity from Vantage Cable totaling approximately $6.4 million. Galaxy had an aggregate of $179.2 million of indebtedness as of December 31, 1997, representing $119.5 million of senior subordinated notes, $59.2 million drawn under Galaxy's revolving line of credit (See "The Revolving Credit Facility and Term Loan"), and $0.5 million in various other obligations. Net borrowings were made under Galaxy's revolving line of credit of approximately $23 million during fiscal 1997. Galaxy anticipates that operating cash flows, borrowings under its revolving line of credit and sales proceeds of assets sold outside its Core Areas will provide sufficient funds necessary to meet debt service, working capital and capital expenditure needs.

      Capital Expenditures

      During 1997, Galaxy's capital expenditures (exclusive of system acquisitions) were approximately $16.4 million. These capital expenditures were used to upgrade existing systems through channel additions and interconnect traditional copper cable systems with new fiber optic cable, and purchasing new computer equipment and software to enhance communications and data traffic between employees and Galaxy subscribers. Galaxy anticipates capital expenditures over the next two years will total approximately $27 million. These capital expenditures will be used primarily to continue the installation of fiber optic cable and to allow for the reduction in the number of headends. These expenditures also include expansion and replacement of headend buildings, rewires of associated electronic equipment and for the purchase of new vehicles, test equipment and computer equipment. The remaining capital items include the expenses and capital expenditures required to add new subscribers and the expansion and upgrade of the cable television facilities. Galaxy expects to finance the anticipated capital expenditures described above with cash flows generated from operations, borrowings under the Revolving Credit Facility, proceeds from system sales and other debt as necessary.

      The Revolving Credit Facility and Term Loan

     The Term Loan Agreement was amended in September 1995 to a Revolving Credit Facility under which Galaxy may make revolving borrowings of up to $63.0 million until December 31, 1998, subject to compliance with certain conditions, including certain financial covenants. The Revolving Credit Facility will require Galaxy to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolving Credit Facility.

      Senior Subordinated Notes

      Pursuant to an indenture dated September 28, 1995 (the "Indenture") between Galaxy and Capital Corp., and the Bank of New York as trustee,
Galaxy issued $120.0 million aggregate principal amount of senior subordinated obligations (the "Notes") maturing in October 2005. The Notes bear an interest rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

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

      Outlook

      Galaxy's computer software programs utilize four digits to define the applicable year and therefore Galaxy believes it has no internal risk concerning the Year 2000 issue. Any problems Galaxy's suppliers and customers may have related to this issue are not expected to affect Galaxy. Galaxy has not incurred any costs related to this issue and is not expecting to incur any such costs in the future.

      Inflation

      Galaxy does not believe that inflation in the United States in recent years has had a significant effect on results on operations.

      Safe Harbor Under The Private Securities Litigation Reform Act Of 1995

      The  statements   contained  in  the  Form  10-K  relating  to  Galaxy's
operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success of Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

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

      Galaxy expects to continue its subscriber growth and launch additional systems. Moderate increases in revenues and subscribers are anticipated in 1998; however, the rate of increase cannot be estimated with precision or certainty. Galaxy believes that general and administrative expenses and depreciation and amortization expense will continue to increase to support overall growth.

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

      Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

      Management  does  not  believe  the   implementation   of  these  recent
accounting pronouncements will have a material effect on its consolidated financial statements.

      Item 7a.    Qualitative and Quantitative Disclosures about Market Risks.

      Not applicable.

      Item 8.   Financial Statement and Supplementary Data.



                       GALAXY TELECOM, L.P. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




                                                                                              Page
                                                                                            -------
        Consolidated Financial Statements:

             Report of Independent Accountants                                                F-2

             Consolidated Balance Sheets as of December 31, 1997 and 1996                     F-3

             Consolidated Statements of Operations for the Years Ended
               December 31, 1997, 1996 and 1995                                               F-4

             Consolidated Statements of Changes in Partners' Capital for the
               Years Ended December 31, 1997, 1996 and 1995                                   F-5

             Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995                                               F-6

             Notes to Consolidated Financial Statements                                       F-7


        Financial Statement Schedule:

             Schedule II - Valuation and Qualifying Accounts                                 F-23


            All other  schedules are omitted as the required  information is not applicable or the information is presented in the consolidated financial statements, related notes orfinancial statement schedule.

                                      Report of Independent Accountants





        To the Partners
        Galaxy Telecom, L.P.

        We have audited the consolidated financial statements and the financial statement schedule of Galaxy Telecom, L.P. and Subsidiary (the "Partnership") listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galaxy Telecom, L.P. and Subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                 COOPERS & LYBRAND L.L.P.


        Austin, Texas
        March 3, 1998



                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                 ------------------------------
                                                                       1997             1996
                                                                 -------------    -------------

Cash and cash equivalents                                        $   2,403,098    $   2,338,345
Subscriber receivables, net of allowance for doubtful accounts
   $154,692 and $411,950, respectively                               5,424,260        5,998,127
Systems and equipment, net                                         138,729,592      144,822,616
Intangible assets, net                                              57,193,102       62,330,152
Prepaids and other                                                   3,297,573        2,008,768
                                                                 -------------    -------------

                          Total assets                           $ 207,047,625    $ 217,498,008
                                                                 =============    =============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                            $  17,152,286    $  17,738,261
Subscriber deposits and deferred revenue                             5,434,097        4,763,327
Long-term debt and other obligations                               179,250,312      169,737,608
                                                                 -------------    -------------

                        Total liabilities                          201,836,695      192,239,196

Commitments and contingencies

Partners' capital:
    General partners                                                (1,790,070)      18,257,812
    Limited partners                                                 7,001,000        7,001,000
                                                                 -------------    -------------
       Total partners' capital                                       5,210,930       25,258,812
                                                                 -------------    -------------

       Total liabilities and partners' capital                   $ 207,047,625    $ 217,498,008
                                                                 =============    =============












            The  accompanying  notes are an  integral  part of the  consolidated financial statements.

                                   GALAXY TELECOM, L.P. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                         ------------------------------------------
                                            1997            1996            1995
                                       ------------    ------------    ------------

Revenues                               $ 68,807,763    $ 62,337,218    $ 29,995,187

Operating expenses:
 Systems operations                      31,502,762      28,353,154      13,219,170
 Selling, general and administrative      8,129,733       6,439,308       3,680,945
 Management fee to affiliate              3,092,354       2,804,374       1,605,404
 Depreciation and amortization           24,672,569      21,738,425      10,205,635
                                       ------------    ------------    ------------
Total operating expenses                 67,397,418      59,335,261      28,711,154
                                       ------------    ------------    ------------

Operating income                          1,410,345       3,001,957       1,284,033

Interest expense                        (21,036,934)    (20,132,735)    (10,442,205)
Interest income                              23,710          36,128         680,992
Other income (expense), net                (445,003)        182,711         (72,587)
                                       ------------    ------------    ------------

Net loss                               $(20,047,882)   $(16,911,939)   $ (8,549,767)
                                       ============    ============    ============

























            The  accompanying  notes are an  integral  part of the  consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                                    Limited Partners
                          General        ----------------------------------------------------------------------
                          Partners         Class B       Class C        Class D        Class E         Total          Total
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, January 1,
     1995               $ 28,719,518    $      1,000   $    416,000   $  6,384,000   $       --     $  6,801,000   $ 35,520,518

Contributions             15,000,000            --             --             --          200,000        200,000     15,200,000

Net loss                  (8,549,767)           --             --             --             --             --       (8,549,767)
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
     1995                 35,169,751           1,000        416,000      6,384,000        200,000      7,001,000     42,170,751

Net loss                 (16,911,939)           --             --             --             --             --      (16,911,939)
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
     1996                 18,257,812           1,000        416,000      6,384,000        200,000      7,001,000     25,258,812

Net loss                 (20,047,882)           --             --             --             --             --      (20,047,882)
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
     1997               $ (1,790,070)   $      1,000   $    416,000   $  6,384,000   $    200,000   $  7,001,000   $  5,210,930
                        ============    ============   ============   ============   ============   ============   ============























            The  accompanying  notes are an  integral  part of the  consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Years Ended December 31,
                                                       ----------------------------------------------
                                                              1997             1996            1995
                                                       -------------    -------------    -------------


Cash flows from operating activities:
  Net loss                                             $ (20,047,882)    $(16,911,939)     $(8,549,767)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation expense                                  20,554,588       17,646,096        7,020,550
    Amortization expense                                   4,117,981        4,092,330        3,185,085
    Amortization included in interest expense                934,770        1,294,650          801,058
    Financeable interest                                        --            597,849          446,046
    Provision for doubtful accounts receivable             1,992,318        1,229,536          383,547
    (Gain)/loss on disposal of equipment                     226,185         (183,095)          72,587
    Changes in assets and liabilities:
      Subscriber receivables                              (1,418,451)      (3,715,522)      (2,023,046)
      Prepaids and other                                  (1,288,805)        (397,610)        (258,916)
      Accounts payable and accrued expenses               (1,637,383)       7,751,279        5,241,429
      Subscriber deposits and deferred revenue               670,770        2,116,914        1,328,391
                                                       -------------    -------------    -------------

          Net cash provided by operating activities        4,104,091       13,520,488        7,646,964
                                                       -------------    -------------    -------------

Cash flows from investing activities:
  Acquisition of cable systems - net of trades              (825,000)     (16,009,136)     (95,614,673)
  Proceeds from sale of capital assets                     3,304,334          683,171        2,101,345
  Acquisition of capital assets                          (15,222,381)     (21,397,549)      (4,815,014)
  Other intangible assets                                   (536,197)        (873,882)        (164,248)
                                                       -------------    -------------    -------------

          Net cash used in investing activities          (13,279,244)     (37,597,396)     (98,492,590)
                                                       -------------    -------------    -------------

Cash flows from financing activities:
  Borrowings under term debt and revolver                 12,400,000       38,226,377       20,850,000
  Payments under term debt and revolver                   (3,051,377)     (14,893,894)     (59,000,000)
  Net (payments) borrowings on other debt                   (108,717)          60,738            5,215
  Proceeds from bond issue                                      --               --        119,400,000
  Payment of debt issue costs                                   --           (408,803)      (4,869,164)
  Partners' contributions                                       --               --         15,000,000

          Net cash provided by financing activities        9,239,906       22,984,418       91,386,051
                                                       -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents          64,753       (1,092,490)         540,425
Cash and cash equivalents, beginning of period             2,338,345        3,430,835        2,890,410
                                                       -------------    -------------    -------------

Cash and cash equivalents, end of period               $   2,403,098    $   2,338,345    $   3,430,835
                                                       =============    =============    =============




            The  accompanying  notes are an  integral  part of the  consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1.   Organization:

        Galaxy Telecom, L.P. (the "Partnership"), a Delaware limited partnership, was formed in December 1994 to acquire, develop, hold, improve, construct, manage, operate and use cable television systems and related businesses in sixteen states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Galaxy Telecom Capital
        Corp.  ("Capital Corp.").   All  intercompany   transactions  have been
        eliminated in consolidation. Capital Corp. was formed in July 1995 and maintains a capitalization of $1,000 for the purpose of co-issuing, with the Partnership, the Senior Subordinated Notes (see Note 6). Capital Corp. does not and is not expected to have operations other than its related purpose as co-issuer.

        Partners

        The general partners include Galaxy Telecom Investments, L.L.C. and Galaxy Telecom, Inc. with 99% and 1% interests, respectively. The limited partners include Galaxy Telecom Investments, L.L.C., Galaxy Telecom, Inc., and Vantage Cable Associates, L.P. as Class B, C and D limited partners, respectively. A Class E limited partner interest was issued upon closing of the Partnership's Cameron, Texas cable television system acquisition in March 1995. Class C, D and E limited partnership interests are subject to reductions resulting from potential set-off adjustments to the respective cable television system acquisitions.

        Priority Returns

        The Partnership agreement establishes priority returns for the general and certain limited partners compounded annually on the respective partners' unreturned contributions. Limited partner priority returns range from 9 percent to 10 percent through 1999 with general partner priority returns of up to 35 percent. The cumulative priority return totaled approximately $57,552,882, $31,290,847 and $11,696,000 at
        December 31, 1997, 1996 and 1995, respectively.

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

        Fourth, 94.05 percent to general partners in proportion to their percentage interest and 5.95 percent to Class B limited partner to the extent all distributions to the general partners equal to the second priority return.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


  1.    Organization, continued:


        Distributions, continued

        Thereafter, 88.10 percent to the general partners in proportion to their percentage interest and 11.90 percent to the Class B limited partner.

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



   2.   Summary of Significant Accounting Policies:

        Cash and Cash Equivalents

        Cash  equivalents  include highly liquid  investments  purchased with an
        original   maturity  of  three  months  or  less.  There  were  no  cash equivalents at December 31, 1997 and 1996.

        Concentrations of Credit Risk

        Financial instruments which potentially subject the Partnership to concentrations of credit risk are cash and cash equivalents and subscriber and other receivables. The Partnership invests excess cash in short-term liquid money instruments issued by significant financial institutions. Cash balances in excess of the federally insured limit totaled approximately $2.0 million and $3.5 million at December 31, 1997 and 1996, respectively. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by geographical dispersion through approximately 457 individual cable television systems ranging in size from approximately 10 subscribers to approximately 3,400 subscribers located in small communities in the Midwest and Southeast United States, and the large number of customers with individually small balances on short payment terms.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   2.   Summary of Significant Accounting Policies, continued:

        Fair Value of Financial Instruments

        Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, subscriber receivables, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fixed rate Senior Subordinated Notes (see Note 6) are valued using the closing bid price market quotes, and as a result, the fair value of the Notes at December 31, 1997 and 1996 was $133,200,000 and $129,588,000,
        respectively. Based on borrowing rates currently available to Galaxy for similar debt, the fair value of the revolver debt closely approximates its carrying value at December 31, 1997 and 1996.

        Revenue Recognition

        Revenues from subscribers are recognized in the month that service is provided. Installation revenues are recognized upon completion of the service provided to the subscriber.

        Marketing Costs

        Marketing costs are charged to operations in the period incurred totaling approximately $1,515,686, $243,000 and $569,000 for the years ended December 31, 1997, 1996 and 1995.

        Federal Income Taxes

        The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the individual partners as specified in the Partnership agreement.

        The differences between the results of operations presented in these consolidated financial statements and taxable loss for Federal income tax reporting purposes result primarily from the use of accelerated methods for computing tax depreciation.

        Systems and Equipment

        Systems  and  equipment   obtained  through  the  acquisition  of  cable
        television systems are recorded at estimated fair value while other additions are recorded at cost including amounts for material and labor. Direct costs, including labor, associated with installations in homes not previously served by cable television are capitalized as subscriber drops. Expenditures for maintenance and repairs are charged to operations as incurred and equipment replacements and betterments are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is credited or charged to operations.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   2.   Summary of Significant Accounting Policies, continued:

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

        Impairment of Long-Lived Assets

        In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

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

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   2.   Summary of Significant Accounting Policies, continued:

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

        Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

        Management  does  not  believe  the   implementation   of  these  recent
        accounting   pronouncements   will  have  a   material   effect  on  its
        consolidated financial statements.

   3.   Acquisition of Cable Television Systems:

        1997 Acquisitions and Trades

        During 1997, the Partnership did not acquire or trade any significant cable television systems.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   3.   Acquisition of Cable Television Systems, continued:

        1996 Acquisitions and Trades

        During 1996, the Partnership acquired certain cable television systems recorded under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 as follows:

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

 Cash for
acquisition
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
                                                                -------------
                                                                 $ 22,002,740
                                                                 ============

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The operating results for each acquired cable television system are included in the Partnership's results of operations from the date of acquisition. The acquisitions are not presented in a pro forma format as the acquisitions, individually and in the aggregate, are immaterial to the consolidated financial statements taken as whole.

   4.   Systems and Equipment:

        Systems and equipment consist of the following:

                                                                         December 31,
                                  Depreciation   Estimated usage   -------------------------
                                      Method      and life term     1997            1996
                                   -------------  -----------   ------------    ------------


Cable television distribution
systems:
Head-end                            Straight-line   7 years    $  36,996,781    $  34,398,590
Distribution plant                  Straight-line   12 years     106,353,799       99,852,377
Subscriber drops                    Straight-line   5 years       27,184,290       24,282,076
Other distribution                           --         --         1,023,188          889,917
                                                               -------------    -------------

                                                                 171,558,058      159,422,960

Other:
Vehicles                            Straight-line   5 years        4,924,324        4,684,292
Buildings                           Straight-line   5 years        1,808,057        1,754,979
Furniture, fixtures and equipment   Straight-line   5 years        5,127,605        4,084,463
Land                                         --         --            94,000           95,000
                                                               -------------    -------------

                                                                 183,512,044      170,041,694

Accumulated depreciation                                         (45,072,932)     (25,219,078)
                                                               -------------    -------------

Systems and equipment, net                                     $ 138,439,112    $ 144,822,616
                                                               =============    =============

  5.    Intangible Assets:

        Intangible assets consist of the following:

                                                                    December 31,
                                Amortization  Amortization     -----------------------
                                   Method       Period         1997            1996
                                ------------- -----------  ------------   ------------
Goodwill, franchise costs and
    subscriber lists            Straight-line   15 years   $ 60,848,942   $ 61,532,820

Debt issuance costs:
    Senior Subordinated Notes   Level yield     10 years      5,402,197      5,399,954
    Revolver and Term Loan      Level yield     8 years       2,778,347      2,678,212
Organization costs and other    Straight-line   5 years         812,858        476,271
                                                           ------------   ------------

                                                             69,842,344     70,087,257

Accumulated amortization                                     12,649,243)    (7,757,105)
                                                           ------------   ------------

Intangible assets, net                                     $ 57,193,102   $ 62,330,152
                                                           ============   ============


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   6.   Long-Term Debt:

        Outstanding long-term debt is as follows:
                                                   December 31,
                                          -----------------------------
                                              1997                1996
                                        -------------       -------------
         Revolving Credit Facility         $59,225,000       $ 49,876,377
        Senior Subordinated Notes         120,000,000         120,000,000
          Unamortized discount               (465,000)           (525,000)
        Other                                 490,312             386,231
                                        -------------       -------------
        Total                           $ 179,250,312       $ 169,737,608
                                        =============       =============


        Senior Subordinated Notes

        Pursuant to an indenture dated September 28, 1995 (the "Indenture") between the Partnership and Capital Corp., (together, the "Issuers"), and the Bank of New York, which acquired Boatmen's Trust Company, as trustee (the "Trustee"), the Partnership issued $120 million aggregate principal amount of senior subordinated obligations (the "Notes") maturing in October 2005. The Notes bear interest at a rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

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

        There are no mandatory sinking fund requirements for the Notes. However, the Partnership may be obligated, under certain circumstances, to (a) make an offer to purchase all outstanding Notes at a redemption price of 101 percent of the principal amount thereof, plus accrued interest upon a change of control, as defined, and (b) make an offer to purchase Notes with a portion of the net cash proceeds of assets sales, as defined. To the extent that the principal amount is not reduced to less than $78 million, the Partnership may redeem up to a maximum of 35 percent of the principal amount at a redemption price of 112.375 percent prior to October 1998 in the event of public equity offerings or strategic equity investments of at least $25 million, as defined. Subsequent to September 2000, the Notes are subject to optional redemption in whole or in part at annually decreasing redemption prices ranging from 106.15 percent in 2000 to 100 percent in 2003 and thereafter. Subject to certain conditions, the Partnership may at any time defease the Notes.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   6.   Long-Term Debt, continued:

        Senior Subordinated Notes, continued

        The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Term Loan Agreement. The Notes will rank pari passu with all other senior subordinated indebtedness of the Partnership, if any, and is senior to all subordinated debt of the Partnership.

        The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements. The Indenture requires certain equity contributions ranging from $5 million to $15 million based upon the consummation of certain cable television system acquisitions. General partner contributions totaling $15 million in December 1995 were received accordingly. No such contributions were required in 1996 or 1997.

        Revolving Credit Facility and Term Loan

        Effective September 28, 1995, Loan A of the Term Debt (the Loan Agreement) was amended into a Revolving Credit Facility. The Revolving Credit Facility has been periodically amended with the latest amendment occurring in December 1997 which allows the Partnership to borrow up to $68 million until December 1997 when the outstanding balance converts to a term loan payable in quarterly installments escalating annually from 6 percent to 30 percent of the converted balance through December 2002. The Revolving Credit Facility is senior to all other indebtedness of the Partnership.

        The Revolving Credit Facility bears interest at prime plus 1.75% (10.25% and 10% at December 31, 1997 and 1996, respectively), payable quarterly, subject to reductions of up to 0.75% upon achievement of certain financial tests. At the Partnership's option, all or a specified portion of the Revolving Credit Facility may be converted to an adjusted LIBOR rate (LIBOR plus 3.25%) which is also subject to reductions of up to 0.75% upon achievement of certain financial tests. At December 31, 1997 and 1996, $59,225,000 and $38,685,000, respectively, of the Revolving Credit Facility had been converted to an adjusted LIBOR rate at 8.875% and 8.750%, respectively. The Partnership is required to pay a 0.50% per annum commitment fee on the unfunded portion of the Revolving Credit Facility.

        The Term Loan bears interest on the same terms as the Revolving Credit Facility. In addition to the stated interest, the Term Loan bears additional interest such that its aggregate interest rate is 15%. This additional interest is financeable as additional principal under the Term Loan. At December 31, 1996, both the Term Loan and financeable interest balance were paid in full.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   6.   Long-Term Debt, continued:

        Term Loan, continued

        While the Partnership may elect to reduce amounts due under the Revolving Credit Facility through payments of not less than $100,000, a mandatory prepayment is required annually before each March 1 beginning in 1999, equal to 70% of the Partnership's prior year ended December 31 excess cash flow (defined as net income before interest, depreciation and amortization, management fees and other non-cash expenses, if any, reduced by required and voluntary debt service payments, capital expenditures excluding that relating to capital leases and purchase money debt, and permitted restricted payments, including distributions to partners, during the period). Mandatory prepayments which would reduce the Partnership's cash balance below $250,000 may be deferred, bearing annualized interest at 3.75% above the prime rate, payable monthly thereafter to the extent available cash exceeds $250,000. Additionally, mandatory prepayments are required in the event of asset sales with net proceeds exceeding $5 million, or asset sales with net proceeds of less than $5 million to the extent such proceeds are not reinvested in permitted cable systems within eight months or are not comprised of at least 95 percent cash, or to the extent of total insurance proceeds exceeding $500,000.

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

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   6.   Long-Term Debt, continued:

        Five Year Maturities

        The required principal payments on the Company's long-term debt and obligations under capital leases at December 31, 1997, assuming no additional borrowings, is as follows:

                  1998                                            $ 3,645,189
                  1999                                              9,765,086
                  2000                                             13,075,045
                  2001                                             15,449,065
                  2002                                             17,780,927
                  Thereafter                                      120,000,000
                                                               --------------
                                                               $  179,715,312
                                                               ==============
   7.   Supplemental Disclosure of Cash Flow Information:

        Interest payments during 1997, 1996 and 1995 were approximately $20.8 million, $20.0 million, and $4.9 million, respectively.

        Noncash transactions for the year ended December 31, 1997 were as follows:

           Capital expenditures of approximately $1,346,000 included in accounts payable.

           Acquisition of equipment through issuance of capital leases payable totaling $212,800.

        Noncash transactions for the year ended December 31, 1996 were as follows:

           Capital expenditures of approximately $417,910 included in accounts payable.

           Acquisition of equipment through issuance of capital leases payable totaling $159,585.

           Acquisition of cable systems totaling $5,993,605 through trades of current systems.


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

           Original issue discount on Senior Subordinated Notes of $600,000.

           Accrued cable systems acquisition costs of $82,225.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


   7.   Supplemental Disclosure of Cash Flow Information, continued:

           Revolving Credit Facility issuance, and Senior Subordinated Note issuance costs totaling $720,512.

           Acquisition of equipment through issuance of capital leases payable totaling $160,694.

   8.   Commitments and Contingencies:

        Management Fee to Affiliate

        The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc. ("GSMI"), an affiliate of a general partner, under which it manages the Partnership's business. In addition to reimbursing expenses, the Partnership pays a management fee monthly, in arrears based upon 5.5 percent of gross revenues as defined in the management agreement through November 1995, whereupon systems acquisitions trigger a reduction in the fee to 4.5 percent of gross revenues. Management fees and reimbursed expenses approximated $3,409,000, $3,071,000 and $1,888,000 for the years ended December 31, 1997, 1996 and 1995. The management fee rate is subject to further pro rata reductions to a minimum of 3.5 percent in the event the management company acquires or controls other entertainment or telecommunications assets. The management agreement's initial term through December 31, 1999 may be extended annually thereafter and is subject to early termination upon the Partnership's sale or disposition of the acquired cable television systems. Partnership obligations under the management agreement are subordinate to the Partnership's long-term debt. There was no management fee payable at December 31, 1997 and 1996. The Partnership also provides and receives certain operational services from affiliates of a general partner. Included in prepaids and other are advances to such affiliates approximating $287,000 and $265,000 as of December 31, 1997 and 1996, respectively, of which approximately $118,000 and $265,000 as of December 31, 1997 and 1996, respectively, represent receivables from GSMI.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

   8.   Commitments and Contingencies, continued:

        Capital Leases

        The Partnership leases certain assets under capital lease agreements which expire at various dates through 2002. The lease agreements generally provide purchase options at the end of the original lease terms. Future minimum lease payments under non-cancelable capital leases consist of the following:

               Year Ending
               December 31,

               1998                                               $ 119,455
               1999                                                  86,474
               2000                                                  54,896
               2001                                                  54,896
               2002                                                  13,724

               Total minimum lease payments                         329,445
                Less amounts representing interest                  (53,495)
                                                                 ----------
                Obligations under capital leases                 $  275,950
                                                                 ==========

        Operating Leases

        The Partnership is obligated under certain operating leases for head-end and transmission facility real estate as well as administrative facilities. Rent expense incurred in conjunction with these leases approximated $346,343, $298,000 and $100,000 during 1997, 1996 and 1995, respectively.

        Future minimum lease payments under operating leases with initial or remaining lease terms of more than one year are as follows:

               Year Ending
               December 31,
                  1998                                              $ 335,513
                  1999                                                286,730
                  2000                                                251,273
                  2001                                                235,678
                  2002                                                205,108
                  Thereafter                                              -
                                                                  -----------
                                                                  $ 1,314,302
                                                                  ===========

        In addition, the Partnership, as an integral part of its cable operations, has entered into short-term lease contracts for pole usage. Rent expense approximated $1,143,000, $1,177,000 and $433,000 for the years ended December 31, 1997, 1996 and 1995, respectively, under such contracts.

                          GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

   8.   Commitments and Contingencies, continued:

        Employee Benefits

        The Partnership sponsors a defined contribution retirement plan for eligible employees with a minimum six-months of service with the Partnership or certain affiliates. The Partnership makes contributions on behalf of each employee of a matching amount not to exceed the employee's contribution or 8% of such employee's salary. The Partnership contributed $197,506, $150,480 and $41,000 to the plan during 1997, 1996 and 1995, respectively.

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

        Cable Service Rate Regulation

        In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate increases. As a result of such actions, the Partnership's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by FCC, and equipment and installation charges are based on actual costs. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


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

        Year 2000 Compliance

        Galaxy's computer software programs utilize four digits to define the applicable year and therefore Galaxy believes it has no internal risk concerning the Year 2000 issue. Any problems Galaxy's suppliers and customers may have related to this issue are not expected to affect the Company. Galaxy has not incurred any costs related to this issue and is not expecting to incur any such costs in the future.

        Litigation

        Galaxy is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on Galaxy's consolidated financial position, results of operations and cash flows.

   9.   Quarterly Data, Unaudited:

        The results of operations for each quarter in 1997 were as follows (thousands of dollars):

                                 First       Second        Third         Fourth
                               Quarter      Quarter      Quarter        Quarter

         Revenue             $  16,666    $  17,305    $  17,363      $  17,474
         Operating income          493          586          124            207
         Net loss               (4,631)      (4,856)      (5,291)        (5,270)

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



   9.   Quarterly Data, Unaudited, continued:

        The results of operations for each quarter in 1996 were as follows (thousands of dollars):

                                 First       Second         Third        Fourth
                               Quarter      Quarter        Quarter      Quarter

         Revenue           $    14,475    $  15,545     $  15,889    $   16,428
         Operating income        1,374          760           503           365
         Net loss               (3,433)      (4,834)       (4,009)       (4,636)

        The results of operations for the quarters in 1996 include certain adjustments primarily related to depreciation and amortization on current year acquisitions. The adjustments to net loss, in thousands, are $209, $257 and $454, for the first, second and third quarter, respectively.

   10.  Subsequent Event:

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     GALAXY TELECOM, L.P. AND SUBSIDIARY


             Column A                        Column B                Column C                   Column D          Column E
             --------                        --------   ---------------------------------       --------          --------
                                                                      Additions
                                            Balance at       Charged to          Charged to                      Balance at
                                             Beginning        Cost and        Other Accounts   Deductions          End of
            Description                      of Period        Expenses           -Describe      -Describe          Period
            -----------                      ---------        --------           ---------      ---------          ------

Year ended December 31, 1997:
 Reserve and allowance deducted
    from asset accounts-allowance
      for uncollectible accounts          $  411,950        $ 1,992,318         $        -      $2,249,576 (2)  $  154,692

Year ended December 31, 1996:
 Reserve and allowance deducted
    from asset accounts-allowance
      for uncollectible accounts          $   834,425        $ 1,229,536        $ 186,791 (1)   $1,838,802 (2)  $  411,950

Year ended December 31, 1995:
 Reserve and allowance deducted
    from asset accounts-allowance
      for uncollectible accounts          $   320,605        $   383,547        $ 359,385 (1)    $ 229,112 (2)  $  834,425


               (1)     Allowance for uncollectible purchased accounts.


               (2)     Uncollectible accounts written off, net of recoveries.


      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      None.

                                      PART III

      Item 10.    Directors and Executive Officers of the Registrants.

      The general partners of Galaxy, Galaxy Telecom, Inc. ("Galaxy GP") and Galaxy Telecom Investments, L.L.C. ("Galaxy Investments") (collectively, the "General Partners"), have designated Galaxy GP as the managing general partner of Galaxy, and, as such, Galaxy GP has responsibility for the overall management of the business and operations of Galaxy. Galaxy Investments retains the right to become the managing general partner at any time upon written notice to Galaxy GP. The directors of Galaxy GP are also the managers of Galaxy Investments.

      Galaxy is party to a Management Agreement with Galaxy Management Limited ("Galaxy Management") with respect to the day-to-day management and operation of Galaxy's cable systems.

       The executive officers of Galaxy Management and the directors of Galaxy GP are:

    Tommy L. Gleason, Jr.....52    President, Chief Executive Officer and
                                   Director of Galaxy Management and Galaxy GP
    J. Keith Davidson........42    Executive Vice President, Treasurer,
                                   Secretary and Director of Galaxy
                                   Management and Galaxy GP
    James M. Gleason.........34    Chief Operating Officer of Galaxy
                                   Management and Galaxy GP
    Terry M. Cordova.........36    Vice President - Engineering of Galaxy
                                   Management
    Ronald Voss..............54    Vice President - Corporate Development of
                                   Galaxy Management
    William P. Collatos......43    Director of Galaxy GP
    Kenneth T. Schiciano.....35    Director of Galaxy GP
    Richard D. Tadler........41    Director of Galaxy GP

      Tommy L. Gleason, Jr. has served as President, Chief Executive Officer and a director of Galaxy Management and Galaxy GP, and a manager of Galaxy Investments since December 1994. Mr. Gleason is past President of CableMaxx, Inc., a wireless cable television company. Since 1987, he has served as president and director of Galaxy Cablevision Management, Inc., a general partner of the managing general partner of Galaxy Cablevision, L.P. from which Galaxy acquired the Galaxy Cablevision Systems. He was formerly a director of Capital Bancorporation, Inc. of Cape Girardeau, Missouri, and an individual general partner of Community Investment Partners, a venture capital fund in St. Louis, Missouri. Mr. Gleason began his cable television career in 1964, and from then until 1971 he was a field engineer responsible for the operation of 45 headend facilities in 11 states. From 1971 through 1976, he was a product sales manager for Essex Wire Corp. of Chicago, Illinois. From 1976 through 1982, he was President of Galaxy Communications Systems, which operated 29 cable television systems in four states. Prior to 1979, he engineered and built eight cable television systems in Illinois. In 1988 and 1989, Mr. Gleason served as Secretary and Director of the NCTC. Mr. Gleason was inducted into the Cable TV Pioneers in 1989.

      J. Keith Davidson has served as Executive Vice President, Chief Financial Officer, Treasurer, Secretary of Galaxy Management and Galaxy GP, director of Galaxy Management and a manager of Galaxy Investments since December 1994. From 1988 to 1994, Mr. Davidson was the Chief Financial Officer and Assistant Secretary of Galaxy Cablevision Management, Inc. Mr. Davidson has 17 years of experience in the cable television industry.

      James M. Gleason has served as Chief Operating Officer and a director of Galaxy Management since December 1994. Mr. Gleason also presently serves as Chief Operating Officer of Galaxy GP. From 1988 to 1994, he served as Vice President - Administrative Operations of Galaxy Cablevision Management, Inc. Mr. Gleason is responsible for field office administration and customer service, computer operations, and was responsible for implementing Galaxy Management's MIS operations. He has prior experience in cable television system construction, mapping, marketing and operations. In 1992, Mr. Gleason served as Chairman of the Board of the NCTC. Mr. Gleason has 16 years of experience in the cable television industry and is the brother of Tommy L. Gleason, Jr.

      Terry M. Cordova has served as Vice President - Engineering of Galaxy Management since December 1994. From 1988 to 1994, he was Vice President of Engineering of Galaxy Cablevision Management, Inc. Prior thereto, Mr. Cordova was a field engineer for Cable Services, Inc. in Junction City, Kansas. He is a member of the Cable Television Interface Practices Committee of the Society of Cable Television Engineers and a member of the Institute of Electrical and Electronic Engineers. Mr. Cordova has 16 years of experience in the cable television industry.

      Ronald Voss has served as Vice President - Corporate Development of Galaxy Management since December 1994. From 1986 to 1994, he was Vice
President of Corporate Development of Galaxy Cablevision Management, Inc. Mr. Voss is a past director of CableMaxx, Inc. and the Wireless Cable Association International. Mr. Voss is responsible for initiating acquisitions and dispositions and is involved in the franchising and licensing process. Mr. Voss has 17 years of experience in the cable television industry.

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

      Item 11.  Executive Compensation.

      Management Agreement

      Pursuant to the Management Agreement between Galaxy Management and Galaxy, Galaxy Management, including Messrs. Tommy L. Gleason, Jr., Davidson, James Gleason, Cordova, and Voss, who are employed by Galaxy Management and are otherwise referred to as the Senior Managers, manages all aspects of the day-to-day business and operations of Galaxy and in connection therewith undertakes those activities and services that are customary in the cable television industry for the account and on behalf of Galaxy. For a more detailed description of the Management Agreement, see
Item 13 of this Part III ("Certain Relationships and Related Transactions -- Management Agreement").

      Executive Compensation

      None of the employees of Galaxy are deemed to be executive officers of Galaxy. The Senior Managers are employees of Galaxy Management and the services of such individuals are provided to Galaxy, for which services Galaxy pays Galaxy Management a fee pursuant to the Management Agreement. The Senior Managers are compensated in their capacity as executive officers of Galaxy Management and therefore receive no compensation from Galaxy. The general partners of Galaxy receive no compensation for their services to Galaxy in such capacity.

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

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information, as of December 31, 1997, concerning the beneficial ownership of (i) the units of general partnership interests and limited partnership interests of Galaxy owned by each person known by Galaxy to own beneficially more than 5.0% of any class of Galaxy's partnership interests, (ii) equity securities of and member interests in Galaxy GP and Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments as a group, and (iii) member interests in Galaxy Management owned by the Senior Managers.


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

      Item 13.  Certain Relationships and Related Transactions.

      Management Agreement

      Galaxy Management, which is owned by the Senior Managers and Tommy L. Gleason, the father of Tommy L. Gleason, Jr. and James M. Gleason, currently manages  all  aspects of the  day-to-day  business  and  operations  of Galaxy pursuant to the Management Agreement. The term of the Management Agreement expires December 31, 1999, but provides for automatic renewal for successive one-year terms. Galaxy may terminate the Management Agreement with 90 days' written notice prior to the expiration of the initial or any renewal term. Galaxy also has the option to terminate the Management Agreement in the event (i) of a material breach of the Management Agreement by Galaxy Management and failure to cure same or commence cure within 30 days after receipt of notice from Galaxy, (ii) of an unwaived and uncured default by Galaxy of any substantive covenant contained in its financing documents,
(iii) of a 10% reduction in Galaxy's gross revenues or operating cash flow over the prior fiscal year or (iv) that none of Tommy L. Gleason, Jr., Tommy L. Gleason or James M. Gleason is involved in the management of Galaxy Management. The Management Agreement also will terminate, with respect to any of Galaxy's cable systems, upon the sale of such system by Galaxy and will terminate in its entirety upon the sale or other distribution of all of Galaxy's systems or upon the dissolution or winding up of Galaxy, which may be effected by the Equity Investors in certain circumstances pursuant to the terms of the Equity Holders Agreement described below.

      The Management Agreement provides that Galaxy Management is authorized to perform management services including, among other things: operation and control of the physical assets of the Systems; engineering and supervision of expansion and construction activities relating to the Systems; negotiation, administration and extension of franchise and pole attachment agreements and agreements with utility companies; management of programming agreements; marketing; purchasing; budgeting; billing, record-keeping, accounting and financial reporting; tax return preparation; and hiring, supervision and termination of employees of Galaxy. Galaxy Management is also authorized to establish and maintain bank accounts for Galaxy ("System Operating Accounts") to deposit all funds collected by each system and to make withdrawals therefrom for purposes of payment and reimbursement of expenses incurred by or on behalf of Galaxy. Galaxy Management is entitled to reimbursement from the System Operating Accounts on a monthly basis of various expenses allocable to its management and operation of the Systems and Galaxy, including truck and automobile expenses, travel expenses, meals and entertainment, and third-party professional fees. For fiscal 1997, Galaxy paid Galaxy Management approximately $317,000 in reimbursed expenses.

      In return for its management services, Galaxy Management receives a management fee, payable monthly, equal to a percentage of the gross revenues derived by Galaxy from the Systems, excluding revenues from the sale of Systems or franchises. The Management Agreement also provides that, prior to January 1, 1998, the dollar amount of the management fee may not increase as a result of revenues attributable to acquired cable television systems until such time as the gross revenues of Galaxy reach a certain minimum level. The management fee is currently 4.5% of revenues. For the year ended December 31, 1997, Galaxy incurred a management fee of $3,092,354. There can be no assurance that such amounts are representative of the amount of annual fees to be paid to Galaxy Management in the future.

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

      The  Equity  Holders   Agreement  also  restricts   transfer  of  equity
interests in Galaxy GP and Galaxy Investments by the Senior Managers and provides the Equity Investors with piggyback registration rights and, on or after December 23, 1998, demand registration rights with respect to interest in Galaxy, Galaxy GP and Galaxy Investments. The Equity Investors have agreed to waive their registration rights with respect to the registration of the Notes. On or after (i) December 23, 1998 or (ii) a default by Galaxy in the payment of principal or interest on the indebtedness outstanding under the Loan Agreement, the Equity Investors have the right to require (a) the reorganization of Galaxy, Galaxy GP and Galaxy Investment to facilitate the registration and public offering of securities of the successor entity or (b) the sale of Galaxy, Galaxy GP, Galaxy Investments or the assets, stock or other securities of any such entities.

      The Equity Holders Agreement also provides that the Senior Managers and their affiliates will first offer any opportunity to invest in a telecommunications or entertainment business to Galaxy before making such investment. If Galaxy elects not to make such investment, the Senior Managers and the Equity Investors, if they so elect, may make such investments through another entity. The decision of Galaxy as to whether or not to make such investment will be made by the board of directors of the Managing General Partner. Although the directors and executive officers of the Managing General Partner have certain fiduciary obligations to its shareholders under applicable corporate law and the Managing General Partner has fiduciary duties to the other partners of Galaxy, there can be no assurance that a conflict of interest relating to any such investment will be resolved in favor of Galaxy. Galaxy presently does not have any agreements or policies governing possible conflicts of interest.

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

      Subject to such restrictions and at such time as Galaxy may make distributions under the Loan Agreement, Galaxy GP may cause Galaxy to make distributions to its Class C Limited Partners, Class D Limited Partners and Class E Limited Partners prior to making distributions to other partners of Galaxy in accordance with the Limited Partnership Agreement dated December 23, 1994, as amended, by and among Galaxy GP, Galaxy Investments and Vantage Cable (the "Partnership Agreement"). Galaxy may make such distributions until the aggregate of such distributions equals the amount of the capital contributions of each such class of limited partners, plus certain priority rates of return. Under the Partnership Agreement, Class C
Limited Partners are entitled to a rate of return of 9%, compounded annually on the previously unreturned capital contribution. The Partnership Agreement provides that Class D Limited Partners are entitled to an annually compounded rate of return of 10.0% per annum from December 23, 1994 until December 31, 1999, which rate of return increases each year thereafter in increments of 2.0%, up to a maximum of 18.0%. Class E Limited Partners are entitled under the Partnership Agreement to a priority rate of return of 9% until December 31, 1999, which then increases 2.0% each year up to a maximum of 17%. Class B Limited Partners are entitled to up to 11.90% of any distribution remaining after allocation of the capital contributions of and priority rates of return to the Class C, D and E Limited Partners and to the Class A General Partners. To date, Galaxy has made no distributions to any of the general or limited partners of Galaxy. The interests of each of the general and limited partners of Galaxy are also subject to the terms of the Affiliate Subordination Agreement and the Equity Holders Agreement.

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




                                 GALAXY TELECOM, L.P.
                          By:    Galaxy Telecom Inc.
                                 As General Partner







      March 31, 1998               /s/ Tommy L. Gleason, Jr.
                          By:    Tommy L. Gleason, Jr.
                                 President and Chief Executive Officer







      March 31, 1998               /s/ J. Keith Davidson
                          By:    J. Keith Davidson
                                 Vice President-Finance (Principle
                                 Financial Officer)