Form 10-K/A
period 1997-12-31
GALAXY TELECOM LP
filed 1998-04-22
CIK 948945

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

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $0

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 1997: 100

DOCUMENTS  INCORPORATED BY REFERENCE: Not applicable.

                                GALAXY TELECOM, L.P.
                                     FORM 10-K/A
                            Year Ended December 31, 1997


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

      Additional Requirements. The FCC imposes a number of additional obligations on all telecommunications carriers, including the obligation to:
(1)interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers; (2) ensure that their services are accessible and usable by persons with disabilities; (3) provide Telecommunications Relay Service ("TRS"), either directly or through arrangements with other carriers or service providers (TRS enables hearing impaired individuals to communicate by telephone with hearing individuals through on operator at a relay center); (4) comply with verification procedures in connection with changing the presubscribed interexchange carrier of a customer so as to prevent "slamming," a practice by which a customer's chosen long distance carrier is switched without the customer's knowledge; (5) protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers; (6) pay annual regulatory fees to the FCC; and (7) contribute to the Telecommunications Relay Services Fund.

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

      Item 6.  Selected Financial Data.

      The combined statement of operations data for calendar year 1993 and the period from January 1, 1994 to December 22, 1994 set forth below have been derived from the unaudited financial statements of the cable television systems acquired from Vantage Cable and Vista Communications and the Western Kentucky Region ("Wickliffe") and Cameron, Texas ("Cameron") cable television systems of Galaxy Cablevision, and the cable systems of Chartwell Cable (collectively, the "Initial Systems"). The statement of operations data for the period from December 23, 1994 to December 31, 1994, calendar years 1995, 1996 and 1997 and the balance sheet data as of December 31, 1994, 1995, 1996 and 1997 set forth below have been derived from Galaxy's audited consolidated financial statements. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.



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

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      Overview

      In each of the past three years, the cable television systems ("Systems") have generated substantially all of their revenues from fees for monthly basic and premium subscriptions and from one-time charges such as late fees and installation charges. Minimal additional revenues were generated from the sale of advertising and from home shopping networks.

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

      The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis:

                                             1995                    1996                  1997
                                         ------------             ----------           --------
                                                   % of                   % of                  % of
                                         Amount   Revenues       Amount   Revenues      Amount  Revenues
                                         ------   --------       ------  --------      ------   --------
(Dollars in Thousands)
  ----------------------

Revenues                                $ 29,995    100.0%    $ 62,337    100.0%    $ 68,808    100.0%

Operating expenses:
  System operations                       13,219     44.1%      28,353     45.5%      31,503     45.8%
  Selling, general and administrative      3,681     12.2%       6,439     10.3%       8,130     11.8%
  Management fee to affiliate              1,605      5.3%       2,804      4.5%       3,092      4.5%
  Depreciation and  amortization          10,206     34.0%      21,739     34.9%      24,673     35.9%
                                        --------    -----     --------    -----     --------    -----

  Total operating  expenses               28,711     95.7%      59,335     95.2%      67,398     98.0%
                                        --------    -----     --------    -----     --------    -----

Operating income (loss)                    1,284      4.3%       3,002      4.8%       1,410      2.0%

  Interest expense                       (10,442)   (34.8%)    (20,133)   (32.3%)    (21,037)   (30.5%)
  Other income  (expense)                    608     (2.0%)        219      0.4%        (421)    (0.6%)
                                        --------    -----     --------    -----     --------    -----

Net loss                                $ (8,550)   (28.5%)   $(16,912)   (27.1%)   $(20,048)   (29.1%)
                                        ========    =====     ========    =====     ========    =====

EBITDA (a)                              $ 11,490     38.3%      24,741     39.7%      26,083     37.9%

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

      Subsequent Disposition

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000 subscribers for $4.9 million or $1,225 per subscriber. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

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

      The Revolving Credit Facility and Term Loan

      Effective September 28, 1995, Loan A of the Term Debt (the Loan Agreement) was amended into a Revolving Credit Facility. The Revolving Credit Facility , as amended in March 1998, allows the Partnership to borrow up to $63 million until September 1998 when the outstanding balance converts to a term loan payable in quarterly installments escalating annually from 6 percent to 30 percent of the converted balance through December 2002. The Revolving Credit Facility is senior to all other indebtedness of the Partnership. The Revolving Credit Facility requires Galaxy to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolving Credit Facility.

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




                                                 COOPERS & LYBRAND L.L.P.


        Austin, Texas
        March 3, 1998,
        except for paragraph seven of Note 6,
        as to which the date is March 30, 1998



                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                 ------------------------------
                                                                       1997             1996
                                                                 -------------    -------------

Cash and cash equivalents                                        $   2,403,098    $   2,338,345
Subscriber receivables, net of allowance for doubtful accounts
   $154,692 and $411,950, respectively                               5,424,260        5,998,127
Systems and equipment, net                                         138,729,592      144,822,616
Intangible assets, net                                              57,193,102       62,330,152
Prepaids and other                                                   3,297,573        2,008,768
                                                                 -------------    -------------

                          Total assets                           $ 207,047,625    $ 217,498,008
                                                                 =============    =============


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                            $  17,152,286    $  17,738,261
Subscriber deposits and deferred revenue                             5,434,097        4,763,327
Long-term debt and other obligations                               179,250,312      169,737,608
                                                                 -------------    -------------

                        Total liabilities                          201,836,695      192,239,196

Commitments and contingencies

Partners' capital:
    General partners                                                       -         18,257,812
    Limited partners                                                 5,210,930        7,001,000
                                                                 -------------    -------------
       Total partners' capital                                       5,210,930       25,258,812
                                                                 -------------    -------------

       Total liabilities and partners' capital                   $ 207,047,625    $ 217,498,008
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


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                                    Limited Partners
                          General        ----------------------------------------------------------------------
                          Partners         Class B       Class C        Class D        Class E         Total          Total
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, January 1,
     1995               $ 28,719,518    $      1,000   $    416,000   $  6,384,000   $       --     $  6,801,000   $ 35,520,518

Contributions             15,000,000            --             --             --          200,000        200,000     15,200,000

Net loss                  (8,549,767)           --             --             --             --             --       (8,549,767)
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
     1995                 35,169,751           1,000        416,000      6,384,000        200,000      7,001,000     42,170,751

Net loss                 (16,911,939)           --             --             --             --             --      (16,911,939)
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
     1996                 18,257,812           1,000        416,000      6,384,000        200,000      7,001,000     25,258,812

Net loss                 (18,257,812)           (256)      (106,366)    (1,632,311)       (51,137)    (1,790,070)   (20,047,882)
                        ------------    ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31,
     1997               $       -       $        744   $    309,634   $  4,751,689   $    148,863   $  5,210,930   $  5,210,930
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

        Allocations

        Partnership profits are allocated to the general partners and the Class B limited partner in the same manner as the third, fourth and subsequent distributions. Profits are allocated to the Class C, D and E limited partners to the extent of their capital contributions and priority return distributions to such partners. Partnership losses are allocated as follows: first, to the general partners in proportion to their percentage interest up to their capital amounts; secondly, to the limited partners in proportion to their percentage interest up to their capital amounts; and thereafter, to the general partners in proportion to their percentage interest.

   2.   Summary of Significant Accounting Policies:

        Cash and Cash Equivalents

        Cash  equivalents  include highly liquid  investments  purchased with an
        original   maturity  of  three  months  or  less.  There  were  no  cash equivalents at December 31, 1997 and 1996.

        Concentrations of Credit Risk

        Financial instruments which potentially subject the Partnership to concentrations of credit risk are cash and cash equivalents and
        subscriber  receivables.   The  Partnership   invests  excess  cash  in
        short-term liquid money instruments issued by significant financial institutions. Cash balances in excess of the federally insured limit totaled approximately $2.0 million and $3.5 million at December 31, 1997 and 1996, respectively. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by geographical dispersion through approximately 457 individual cable television systems ranging in size from approximately 10 subscribers to approximately 3,400 subscribers located in small communities in the Midwest and Southeast United States, and the large number of customers with individually small balances on short payment terms.

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
                                                               =============    =============

  5.    Intangible Assets:

        Intangible assets consist of the following:

                                                                    December 31,
                                Amortization  Amortization     -----------------------
                                   Method       Period         1997            1996
                                ------------- -----------  ------------   ------------
Goodwill, franchise costs and
    subscriber lists            Straight-line   15 years   $ 60,848,942   $ 61,532,820

Debt issuance costs:
    Senior Subordinated Notes   Level yield     10 years      5,402,197      5,399,954
    Revolver and Term Loan      Level yield     8 years       2,778,347      2,678,212
Organization costs and other    Straight-line   5 years         812,858        476,271
                                                           ------------   ------------
                                                             69,842,344     70,087,257

Accumulated amortization                                    (12,649,243)    (7,757,105)
                                                           ------------   ------------

Intangible assets, net                                     $ 57,193,102   $ 62,330,152
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

        Revolving Credit Facility and Term Loan

        Effective September 28, 1995, Loan A of the Term Debt (the Loan Agreement) was amended into a Revolving Credit Facility. The Revolving Credit Facility , as amended in March 1998, allows the Partnership to borrow up to $63 million until September 1998 when the outstanding balance converts to a term loan payable in quarterly installments escalating annually from 6 percent to 30 percent of the converted balance through December 2002. The Revolving Credit Facility is senior to all other indebtedness of the Partnership.

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

           Capital expenditures of approximately $1,051,408 included in accounts payable.

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

        Year 2000 Compliance

        The Partnership's computer software programs utilize four digits to define the applicable year and therefore the Partnership believes it has no internal risk concerning the Year 2000 issue. Any problems the Partnership's suppliers and customers may have related to this issue are
        not expected to affect the Partnership.   The Partnership has not
        incurred any costs related to this issue and is not expecting to incur any such costs in the future.

        Litigation

        The Partnership is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, results of operations and cash flows.

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

   10.  Subsequent Event:

        On January 15, 1998, the Partnership sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000 subscribers for $4.9 million or $1,225 per subscriber and recorded a gain on sale of approximately $711,000. The Partnership used the proceeds from the Wyoming Sale to pay down a portion of the principal balance of the Revolving Credit Facility.

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




                                 GALAXY TELECOM, L.P.
                          By:    Galaxy Telecom Inc.
                                 As General Partner







      April 8, 1998               /s/ Tommy L. Gleason, Jr.
                                 --------------------------------------
                          By:    Tommy L. Gleason, Jr.
                                 President and Chief Executive Officer







      April 8, 1998               /s/ J. Keith Davidson
                                 ----------------------------------------
                          By:    J. Keith Davidson
                                 Vice President-Finance (Principle
                                 Financial Officer)