Form 10-Q
period 1998-03-31
GALAXY TELECOM LP
filed 1998-05-15
CIK 948945

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1998

                                 OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                   Commission file number 33-95298

                    GALAXY TELECOM, L.P._____
        Exact name of Registrant as specified in its charter)


            Delaware                          43-1697125
  --------------------------------       -------------------
 (States or other jurisdiction of         (IRS Employer
 incorporation or organization)         Identification Number)


 1220 North Main, Sikeston, Missouri              63801
  --------------------------------       -------------------
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

           Yes         X           No
                 -------------         ----------

                        GALAXY TELECOM, L.P.
                              FORM 10-Q

                FOR THE QUARTER ENDED MARCH 31, 1998

                                INDEX
                                                           PAGE
PART I.    Financial Information

Item 1.  Consolidated Financial Statements
            Galaxy Telecom, L.P.  .............................3
            Notes to Consolidated Financial Statements.........7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....10

PART II.  Other Information...................................15

Signatures  ..................................................16

Exhibit Index.................................................17

                 GALAXY TELECOM, L.P. AND SUDSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   March 31,     December 31,
      ASSETS                                          1998           1997
                                                   ------------  -------------



Cash and cash equivalents                           $ 2,881,303   $  2,403,098
Subscriber receivables, net of allowance
   for doubtful accounts of $82,193 and
   $154,692, respectively                             4,749,480      5,424,260
Systems and equipment, net                          133,675,214    138,729,592
Intangible assets, net                               54,584,974     57,193,102
Prepaids and other                                    3,276,239      3,297,573

   Total assets                                    $199,167,210  $ 207,047,625
                                                   ============  =============


   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses             $  18,230,865   $ 17,152,286
Subscriber deposits and deferred revenue              5,439,642      5,434,097
Long-term debt and other obligations                174,143,702    179,250,312
                                                  -------------- -------------


     Total liabilities                              197,814,209    201,836,695
                                                  -------------- -------------

Commitments and contingencies

Partners' Capital:
   General partners                                        -             -
   Limited partners                                   1,353,001      5,210,930
                                                  -------------   ------------

   Total partners' capital                            1,353,001      5,210,930
                                                  -------------   ------------

   Total liabilities and partners' capital        $ 199,167,210  $ 207,047,625
                                                  =============  =============



        The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three months ended March 31,
                                          ---------------------------------
                                             1998                 1997
                                          -------------       -------------

 Revenues                                 $ 17,331,068         $ 16,665,838
                                          -------------       -------------

 Operating expenses:
     Systems operations                      7,987,677            7,798,833
     Selling, general and administrative     2,218,563            1,670,698
     Management fee to affiliate               778,218              749,960
     Depreciation and amortization           6,201,943            6,006,967
                                          -------------       -------------

       Total operating expenses             17,186,401           16,226,458
                                          -------------       -------------

 Operating income                              144,667              439,380

 Interest expense                           (5,204,463)          (5,076,262)
 Interest income and other                   1,201,867                6,078
                                          -------------       -------------

     Net loss                             $ (3,857,929)       $  (4,630,804)
                                          =============       ==============




        The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)


                                                   Limited Partners
                       General   ------------------------------------------------------
                      Partners    Class B    Class C     Class D     Class E      Total        Total
                     --------    --------    -------   -----------   --------- ------------  -----------

Balance at
 January 1,
  1998                    -          744     309,634    4,751,689     148,863   5,210,930     5,210,930

Net loss
 for period               -         (540)   (229,239)  (3,517,929)   (110,221) (3,857,929)   (3,857,929)
                     --------    --------    -------   -----------   --------- ------------  -----------


Balance at
 March 31,
  1998                $   -        $  204    $80,395   $1,233,760     $38,642  $1,353,001   $ 1,353,001
                     ========     ========   ========  ===========   ========= ===========   ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the three months ended March 31,
                                           ------------------------------------
                                                      1998          1997
                                                 -----------    -----------

Cash flows from operating activities:
  Net loss                                       $(3,857,929)   $(4,630,804)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:

    Depreciation expense                           5,233,285      4,980,651
    Amortization expense                             968,658      1,026,316
    Amortization of debt issue costs                 233,693        233,693
    Provision for doubtful accounts receivable       214,635        510,683
    Gain on sale of assets                        (1,268,669)          --

  Changes in assets and liabilities:
    Subscriber receivables                           460,145        130,699
    Prepaids and other                                21,334       (632,577)
    Accounts payable and accrued expense           1,078,579      3,512,588
    Subscriber deposits and deferred revenues          5,545        317,523
                                                 -----------    -----------

Net cash provided by operating activities          3,089,276      5,448,772
                                                 -----------    -----------
Cash flows from investing activities:
  Acquisition of cable systems                      (133,633)          --
  Proceeds from sale of assets                     5,848,189           --
  Capital expenditures                            (2,918,268)    (4,351,961)
  Other intangible assets                           (231,082)      (407,805)
                                                 -----------    -----------
Net cash provided by (used in)
  investing activities                             2,565,206     (4,759,766)
                                                 -----------    -----------
Cash flows from financing activities:
  Debt issuance costs                                (54,667)          --
  Borrowings under revolver                             --          500,000
  Payments on revolver                            (5,100,000)          --
  Payments on other debt                             (21,610)       (22,833)
                                                 -----------    -----------
Net cash provided by (used in)
  financing activities                            (5,176,277)       477,167
                                                 -----------    -----------

Net increase in cash                                 478,205      1,166,173

Cash and cash equivalents, beginning of period     2,403,098      2,338,345
                                                 -----------    -----------

Cash and cash equivalents, end of period         $ 2,881,303    $ 3,504,518
                                                 ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

     The attached unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire 1998 fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with Galaxy's Annual Report on Form 10-K/A for the year ended December 31, 1997.

     Galaxy Telecom Capital Corp. ("Capital Corp."), a Delaware corporation, was formed July 26, 1995 and was funded August 1, 1995 as a wholly owned subsidiary of Galaxy Telecom, L.P. Capital Corp. did not have any significant operations for the three months ended March 31, 1998 or 1997.

     The following notes, insofar as they are applicable to the three months ended March 31, 1998 and March 31, 1997, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such consolidated financial statements are included.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those business enterprises report information about operating segments in interim financial statements issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997.

     Management does not believe the implementation of SFAS No. 131 will have a material effect on its financial statements.

3.   REPORTING COMPREHENSIVE INCOME

     In 1998, Galaxy adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss reported.

4.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest   paid  during  the  three   months   ended  March  31,  1998  was
approximately $1.5 million. Interest paid during the three months ended March 31, 1997 was approximately $2.1 million.

     During the first quarter of 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska for one system around Boulder, Colorado.

5.  RELATED PARTY TRANSACTIONS

     Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $778,218 for the three months ended March 31, 1998 and $749,960 for the three months ended March 31, 1997.

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                    March 31,     December 31,
                                       1998          1997
                                 ------------   ------------
                                  (Unaudited)     (Unaudited)

     Revolving Credit Facility    $54,125,000    $59,225,000
     Senior Subordinated Notes    120,000,000    120,000,000
     Unamortized discount            (450,000)      (465,000)
     Other                            468,702        490,312
                                 ------------   ------------
        Total                    $174,143,702   $179,250,312
                                 ============   ============

7.   SALES, ACQUISITIONS AND TRADES

     On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000 subscribers for $4.9 million or $1,225 per subscriber. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

     On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     On March 31, 1998 Galaxy sold two cable television systems located in Olathe, Kansas and Independence, Missouri, representing 250 subscribers for approximately $190,000, or approximately $760 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     On March 31, 1998 Galaxy sold six cable television systems located in and around Ottawa County, Kansas representing 752 subscribers for approximately $623,000, or approximately $830 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     On March 31, 1998 Galaxy purchased five cable television systems located in Brooks and Colquitt Counties in Georgia, representing approximately 300 subscribers from USA Cablevision for approximately $141,000, or approximately $470 per subscriber.

     On March 31, 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska representing 853 subscribers for one system owned by High Country Cable located in Jefferson County, Colorado representing approximately 800 subscribers.

8.   PENDING DISPOSITION

     On March 31, 1998 Galaxy signed an asset purchase agreement with Blackstone Cable, L.L.C. to sell all of its cable television systems located in central Georgia representing approximately 5,200 subscribers for approximately $6,120,000, or approximately $1,177 per subscriber.

9.   SUBSEQUENT EVENTS

     On April 30, 1998 Galaxy sold seven cable television systems located in and around Lincoln County, Kansas representing approximately 500 subscribers for approximately $395,000, or approximately $790 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     PART I.  FINANCIAL INFORMATION

     Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RECENT DEVELOPMENTS

     On January 15, 1998, Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000 subscribers for $4.9 million or $1,225 per subscriber. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

     On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     On March 31, 1998 Galaxy sold two cable television systems located in Olathe, Kansas and Independence, Missouri, representing 250 subscribers for approximately $190,000, or approximately $760 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     On March 31, 1998 Galaxy sold six cable television systems located in and around Ottawa County, Kansas representing 752 subscribers for approximately $623,000, or approximately $830 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

     On March 31, 1998 Galaxy purchased five cable television systems located in Brooks and Colquitt Counties in Georgia, representing approximately 300 subscribers from USA Cablevision for approximately $141,000, or approximately $470 per subscriber.

     On March 31, 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska representing 853 subscribers for one system owned by High Country Cable located in Jefferson County, Colorado representing approximately 800 subscribers.

     RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months ended March 31, 1998 and March 31, 1997. Amounts shown are in thousands.

                                           March 31, 1998    March 31, 1997
                                         ----------------   ----------------
                                         Amount     %age     Amount     %age
                                         -------- --------  ---------  -------
Subscription service revenue             $17,331   100.0%    $16,666    100.0%
                                         -------- --------  ---------  -------

Operating expenses:
    System operations                      7,988    46.1%      7,799     46.8%
    Selling, general and administrative    2,218    12.8%      1,671     10.0%
    Management fees                          778     4.5%        750      4.5%
    Depreciation and amortization          6,202    35.8%      6,007     36.0%
                                          -------  -------     ------   ------

    Total operating expenses              17,186    99.2%     16,227     97.4%
                                         --------  -------    ------    ------

Operating income (loss)                      145     0.8%        439      2.6%

     Interest expense                     (5,204)  (30.0%)    (5,076)   (30.4%)
     Other income (expense)                1,201     6.9%          6      0.0%
                                         --------  -------     ------   ------
Net loss                                 $(3,858)  (22.3%)   $(4,631)   (27.8%)
                                         ========  =======   ========   =======

     The following table sets forth demographic information as of June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998. Information prior to these dates are not comparable.

                              June 30,  September 30,  December 31,  March 31,
                                1997        1997          1997         1998
                               -------     ------        -------     -------
  Homes Passed                 283,948     289,531       298,984     292,112
  Basic Subscribers            177,708     177,057       177,296     170,967
  Basic Penetration             62.58%      60.81%        59.30%      58.53%
  Revenue per Subscriber        $32.82      $32.88        $32.85      $33.79

  Premium Subscribers           84,854      84,322        84,252      82,477
  Premium Penetration           47.75%      47.89%        47.52%      48.24%

     Galaxy generated revenues in the amount of $17,331,068 and $16,665,838 for the three month periods ended March 31, 1998 and March 31, 1997, respectively. Galaxy was able to realize additional revenue by increasing basic and premium rates in certain systems during 1997 and during the first quarter of 1998, therefore average revenue per subscriber increased from $32.06 at March 31, 1997 to $33.79 at March 31, 1998.

     For the three months ended March 31, 1998 and March 31, 1997 system operating expenses consisting of subscriber costs, technician costs and system maintenance costs were $7,987,677, or 46.1% of revenue, and $7,798,833, or 46.8% of revenue, respectively. The $188,844 increase in these expenses are a result of an increase in programming fees charged to Galaxy offset partially by a reduction in costs due to a decrease in the number of subscribers.

     Selling, general and administrative expenses, which includes office rents and maintenance, marketing costs and corporate expenses, increased from $1,670,698 to $2,218,563 for the three months ended March 31, 1997 and March 31, 1998, respectively. For the three month period ended March 31, these expenses increased as a percentage of revenue from 10.0% in 1997 to 12.8% in 1998. This increase is attributable to an increase in regional administrative expenses in an effort to provide quality customer service within existing systems and an increase in marketing expenses due to a reduction in the amount reimbursed from programmers.

     For the three months ended March 31, 1998 and March 31, 1997, depreciation and amortization expense was $6,201,943, or 35.8% of revenues, and $6,006,967, or 36.0% of revenues, respectively. The increase in depreciation and amortization expense is attributable to Galaxy utilizing a fixed asset computer program to more accurately calculate these expenses.

     For the three months ended March 31, 1998 and March 31, 1997, interest expense was $5,204,463 and $5,076,262, respectively. The increase of $128,201 was a result of additional borrowings. Other income increased from $6,078 for the three months ended March 31, 1997, to $1,201,867 for the three months ended March 31, 1998, respectively. This increase is mainly due to a gain on sale of assets during the first quarter of 1998 of $1,268,669.

     Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in Galaxy's limited partnership agreement.

     LIQUIDITY AND CAPITAL RESOURCES:

     As of March 31, 1998, Galaxy had $2,881,303 in cash and cash equivalents. As of such date, total current liabilities (other than notes payable) exceeded cash and cash equivalents by $20,789,204. Galaxy expects to fund this deficiency through its operating cash flows and the Revolving Credit Facility.

     Due to the results of operations discussed above, Galaxy generated operating cash flows, defined as earnings before interest, depreciation and amortization expense, of $7,548,477, or 43.6% of operating revenues and $6,452,425, or 38.7% of operating revenues for the three months ended March 31, 1998 and 1997, respectively.

     Galaxy had aggregate indebtedness of approximately $174.1 million as of March 31, 1998, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes") and $54.1 million of bank debt. The Revolving Credit Facility has been periodically amended, with the latest amendment occurring in December 1997 which allows the Partnership to borrow up to $63 million until December 1998 when the outstanding balance converts to a term loan payable in quarterly installments escalating annually from 6 percent to 30 percent of the converted balance through December 2002. The Revolving Credit Facility requires Galaxy to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit Galaxy's ability to borrow under the Revolving Credit Facility. Galaxy presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems.

       As of March 31, 1998, Galaxy had $133.6 million in systems and equipment consisting of $125.5 million of cable television systems and $8.1 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $2.9 million for the three months ended March 31, 1998. For the three months ended March 31, 1997, Galaxy had capital expenditures (exclusive of system acquisitions) of $4.3 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first three months of 1998, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

     Galaxy's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements. Galaxy expects that it will be able to meet its short-term and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and borrowings under the Revolving Credit Facility, and its access to additional capital in the public and private debt markets.

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

     Galaxy's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in Galaxy's existing markets, (ii) the successful launch of systems and technologies in new and existing markets, (iii) Galaxy's existing indebtedness and the need for additional financing to fund subscriber growth and system and technological development, (iv) government regulation, including Federal Communications Commission regulations, (v) Galaxy's dependence on channel leases, (vi) the successful integration of future acquisitions and (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions.

     Galaxy expects to continue its subscriber growth and launch additional systems. Moderate increases in revenues and subscribers are anticipated in 1998; however, the rate of increase cannot be estimated with precision or certainty. Galaxy believes that general and administrative expenses and depreciation and amortization expense will continue to increase to support overall growth.

     Because of the foregoing uncertainties affecting Galaxy's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical results or trends as determinative of Galaxy's future performance. In addition, Galaxy's participation in a developing industry employing rapidly changing technology will result in significant volatility in the market value of the Senior Subordinated Notes.

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

     For information on the impact of recent accounting pronouncements, see Note 2 to the consolidated financial statements, appearing elsewhere herein.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included or incorporated by reference below.
     27.  Financial Data Schedule

(b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GALAXY TELECOM, L.P.
                           BY:  Galaxy Telecom, Inc.
                                as General Partner




Date: May 15, 1998              __________________________________
                           BY:  J. Keith Davidson
                                Vice President-Finance
                                (Principal Financial Officer)

                           EXHIBIT INDEX

  Exhibit Number                  Description

     27                       Financial Data Schedule