Form 10-Q
period 1998-06-30
GALAXY TELECOM LP
filed 1998-08-14
CIK 948945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

                                      OR

_______ TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               --------      -----------

                       Commission file number 33-95298

                              GALAXY TELECOM, L.P.
            Exact name of Registrant as specified in its charter)


             Delaware                          43-1697125
  --------------------------------       -------------------
 (States or other jurisdiction of         (IRS Employer
 incorporation or organization)         Identification Number)


 1220 North Main, Sikeston, Missouri              63801
  --------------------------------       -------------------
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

           Yes         X            No
                ---------------            ---------------

                             GALAXY TELECOM, L.P.
                                  FORM 10-Q

                     FOR THE QUARTER ENDED JUNE 30, 1998

                                    INDEX
                                                                        PAGE
PART I.    Financial Information

Item 1.    Consolidated Financial Statements
              Galaxy Telecom, L.P.  ........................................3
              Notes to Consolidated Financial Statements....................6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations................10

Item 3. - Quantitative and qualitative disclosures
               about market risk...........................................15

PART II.  Other Information................................................16

Signatures    .............................................................17

Exhibit Index .............................................................18

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                          June 30,     December 31,
                                                            1998           1997
                                                        -------------    -------------
    ASSETS

Cash and cash equivalents                              $   3,027,238    $   2,403,098
Subscriber receivables, net of allowance
   for doubtful accounts of $134,303 and
   $154,692, respectively                                  5,144,473        5,424,260
Systems and equipment, net                               124,339,026      138,729,592
Intangible assets, net                                    51,427,808       57,193,102
Prepaids and other                                         3,493,601        3,297,573
                                                       -------------    -------------

   Total assets                                        $ 187,432,146    $ 207,047,625
                                                       =============    =============


   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses                  $  14,718,666    $  17,152,286
Subscriber deposits and deferred revenue                   5,261,910        5,434,097
Long-term debt and other obligations                     172,669,299      179,250,312
                                                       -------------    -------------

     Total liabilities                                   192,649,875      201,836,695

Commitments and contingencies

Partners' Capital (Deficit):
   General partners                                       (5,217,729)            --
   Limited partners                                             --          5,210,930
                                                       -------------    -------------

   Total partners' capital (deficit)                      (5,217,729)       5,210,930
                                                       -------------    -------------
   Total liabilities and partners' capital (deficit)   $ 187,432,146    $ 207,047,625
                                                       =============    =============



  The accompanying  notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                         For the three months ended       For the six months ended
                                                   June 30                         June 30
                                           ------------------------        ------------------------
                                              1998           1997             1998          1997
                                         ------------    ------------    ------------    ------------

Revenues                                 $ 17,471,933    $ 17,304,835    $ 34,803,001    $ 33,970,673
                                         ------------    ------------    ------------    ------------

Operating expenses:
   Systems operations                       8,207,353       7,551,823      16,195,030      15,350,656
   Selling, general and administrative      1,967,392       2,120,022       4,185,955       3,790,720
   Management fee to affiliate                785,904         778,838       1,564,122       1,528,798
   Depreciation and amortization            6,145,303       6,268,358      12,347,246      12,275,325
                                         ------------    ------------    ------------    ------------

Total operating expenses                   17,105,952      16,719,041      34,292,353      32,945,499
                                         ------------    ------------    ------------    ------------
Operating income                              365,981         585,794         510,648       1,025,174

Interest expense                           (5,343,330)     (5,273,521)    (10,547,793)    (10,349,783)
Other income (expense)                     (1,593,381)       (168,617)       (391,514)       (162,539)
                                         ------------    ------------    ------------    ------------
   Net loss                              $ (6,570,730)   $ (4,856,344)   $(10,428,659)   $ (9,487,148)
                                         ============    ============    ============    ============


  The accompanying notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              For the six months ended June 30,
                                                              --------------------------------
                                                                     1998             1997
                                                                 ------------    ------------
Cash flows from operating activities:

Net loss                                                          (10,428,659)   $ (9,487,148)
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Depreciation expense                                            10,396,089      10,222,693
   Amortization expense                                             1,951,157       2,052,632
   Amortization included in interest expense                          467,388         467,386
   Provision for doubtful accounts receivable                         631,584         965,921
   Loss on sale of assets                                             254,787         139,043

Changes in assets and liabilities:
   Subscriber receivables                                            (351,797)       (419,218)
   Prepaids and other                                                (196,028)        (51,041)
   Accounts payable and accrued expenses                           (2,433,620)     (2,942,788)
   Subscriber deposits and deferred revenue                          (172,187)         89,747
                                                                 ------------    ------------
   Net cash provided by operating activities                          118,714       1,037,227
                                                                 ------------    ------------
Cash flows from investing activities:

Acquisition of cable systems-net of trades                           (133,633)           --
Capital expenditures                                               (4,801,432)     (6,988,691)
Proceeds from sale of assets                                       12,609,509         394,693
Other intangible assets                                              (374,172)       (235,746)
                                                                 ------------    ------------

   Net cash provided by(used in)investing activities                7,300,272      (6,829,744)
                                                                 ------------    ------------
Cash flows from financing activities:

Borrowings under revolver                                           4,425,000       7,921,413
Payments on revolver                                              (13,650,000)       (300,000)
Net borrowings (payments) on other debt                             2,613,987         (42,711)
Debt issuance costs                                                  (183,833)        (15,240)
                                                                 ------------    ------------
   Net cash provided by(used in)financing activities               (6,794,846)      7,563,462
                                                                 ------------    ------------
Net increase in cash and cash equivalents                             624,140       1,770,945
                                                                 ------------    ------------
Cash and cash equivalents, beginning of period                      2,403,098       2,338,345
                                                                 ------------    ------------

Cash and cash equivalents, end of period                         $  3,027,238    $  4,109,290
                                                                 ============    ============


   The accompanying notes are an integral part of the consolidated financial statements.


GALAXY TELECOM, L.P. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

      The attached unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire 1998 fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with Galaxy's Annual Report on Form 10-K/A for the year ended December 31, 1997.

      The following notes, insofar as they are applicable to the three months and six months ended June 30, 1998 and 1997, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements are included.

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Partnership). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Management of the Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Partnership's results of operations or its financial position.

3.    REPORTING COMPREHENSIVE INCOME

      In 1998, Galaxy adopted SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss reported.

4.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      During the first six months of 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado representing approximately 800 subscribers.


5.  RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $785,904 for the three months ended June 30, 1998 and $778,838 for the three months ended June 30, 1997. Management fees totaled $1,564,122 for the six months ended June 30, 1998 and $1,528,798 for the six months ended June 30, 1997.

6.  LONG-TERM DEBT

      Long-term debt consisted of the following:

                                               June 30,          December 31,
                                                 1998                 1997
                                            -------------        -------------
Revolving Credit Facility                   $  50,000,000        $  59,225,000
Senior Subordinated Notes                     120,000,000          120,000,000
Unamortized discount                             (435,000)            (465,000)
Other                                           3,104,299              490,312
                                            -------------        -------------
   Total                                    $ 172,669,299        $ 179,250,312
                                            =============        =============


7.    SALES, ACQUISITIONS AND TRADES

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000 subscribers for $4.9 million, or $1,225 per subscriber, and recorded a gain on sale of approximately $711,000. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

      On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold two cable television systems located in Olathe, Kansas and Independence, Missouri, representing 250 subscribers for approximately $190,000, or approximately $760 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold six cable television systems located in and around Ottawa County, Kansas, representing 752 subscribers for approximately $623,000, or approximately $830 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy purchased five cable television systems located in Brooks and Colquitt Counties in Georgia, representing approximately 300 subscribers for approximately $141,000, or approximately $470 per subscriber.

      On March 31, 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado, representing approximately 800 subscribers.

       On April 30, 1998, Galaxy sold seven cable television systems located in and around Lincoln County, Kansas, representing approximately 500 subscribers for approximately $395,000, or approximately $790 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On June 30, 1998, Galaxy sold one cable television system located in Goessel, Kansas, representing approximately 100 subscribers for approximately $110,000, or approximately $1,100 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On June 30, 1998, Galaxy sold all of its cable television systems located in central Georgia, representing approximately 5,200 subscribers for approximately $6,120,000, or approximately $1,177 per subscriber, and recorded a gain on sale of approximately $123,000. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

8.   COMMITMENTS AND CONTINGENCIES

     Year 2000 Compliance

     The Partnership's computer software programs utilize four digits to define the applicable year; therefore, management of the Partnership believes it has no internal risk concerning the Year 2000 issue. Any problems the Partnership's suppliers and customers may have relative to this issue are not expected to affect the Partnership. The Partnership has not incurred any costs related to this issue and is not expecting to incur any such costs in the future.

     Litigation

     The Partnership is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RECENT DEVELOPMENTS

      On January 15, 1998, Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000 subscribers for $4.9 million, or $1,225 per subscriber. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the revolving note.

      On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold two cable television systems located in Olathe, Kansas and Independence, Missouri, representing 250 subscribers for approximately $190,000, or approximately $760 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold six cable television systems located in and around Ottawa County, Kansas representing 752 subscribers for approximately $623,000, or approximately $830 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy purchased five cable television systems located in Brooks and Colquitt Counties in Georgia, representing approximately 300 subscribers for approximately $141,000, or approximately $470 per subscriber.

      On March 31, 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado representing approximately 800 subscribers.

       On April 30, 1998, Galaxy sold seven cable television systems located in and around Lincoln County, Kansas, representing approximately 500 subscribers for approximately $395,000, or approximately $790 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On June 30, 1998, Galaxy sold one cable television system located in Goessel, Kansas, representing approximately 100 subscribers for approximately $110,000, or approximately $1,100 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

       On June 30, 1998, Galaxy sold all of its cable television systems located in central Georgia, representing approximately 5,200 subscribers for approximately $6,120,000, or approximately $1,177 per subscriber, and recorded a gain on sale of approximately $123,000. Galaxy used the proceeds from this sale to pay down principal of the revolving note.


      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percentage of revenues for the three months and six months ended June 30, 1998 and June 30, 1997. Amounts shown are in thousands.

                                           For the three months ended June 30,           For the six months ended June 30,
                                         -------------------------------------       ---------------------------------------
                                                 1998                  1997                  1998                1997
                                         -------------------   -------------------   -------------------   ------------------
                                          Amount       %        Amount       %        Amount       %        Amount       %
                                         --------    -----     --------    -----     --------    -----     --------    -----

Revenues                                 $ 17,472    100.0%    $ 17,305    100.0%    $ 34,803    100.0%    $ 33,971    100.0%
                                         --------    -----     --------    -----     --------    -----     --------    -----

Operating expenses:
   System operations                        8,207     47.0%       7,552     43.6%      16,195     46.5%      15,351     45.2%
   Selling, general and administrative      1,967     11.2%       2,120     12.3%       4,186     12.0%       3,791     11.2%
   Management fees to affiliate               786      4.5%         779      4.5%       1,564      4.5%       1,529      4.5%
   Depreciation and amortization            6,146     35.2%       6,268     36.2%      12,347     35.5%      12,275     36.1%
                                         --------    -----     --------    -----     --------    -----     --------    -----
   Total operating expenses                17,106     97.9%      16,719     96.6%      34,292     98.5%      32,946     97.0%
                                         --------    -----     --------    -----     --------    -----     --------    -----
Operating income                              366      2.1%         586      3.4%         511      1.5%       1,025      3.0%

    Interest expense                       (5,343)   (30.6%)     (5,273)   (30.5%)    (10,548    (30.3%)    (10,350)   (30.5%)
    Other income (expense)                 (1,593)    (9.1%)       (169)    (1.0%)       (392)    (1.2%)       (162)    (0.4%)
                                         --------    -----     --------    -----     --------    -----     --------    -----
Net loss                                 $ (6,570)   (37.6%)   $ (4,856)   (28.1%)   $(10,429)   (30.0%)   $ (9,487)   (27.9%)
                                         ========    =====     ========    =====     ========    =====     ========    =====



      The following table sets forth demographic information as of September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998.

                            September 30,  December 31,   March 31,    June 30,
                                 1997          1997          1998      1998 (1)
                               -------      -------       -------     --------
  Homes Passed                 289,531      298,984       292,112      286,196
  Basic Subscribers            177,057      177,296       170,967      168,386
  Basic Penetration             60.81%       59.30%        58.53%       58.84%
  Revenue per Subscriber        $32.88       $32.85        $33.79       $34.32

  Premium Subscribers           84,322       84,252        82,477       80,355
  Premium Penetration           47.89%       47.52%        48.24%       47.72%

(1) Includes the demographic information of the Central Georgia systems sold effective June 30, 1998.

      Galaxy generated revenues in the amount of $17,471,933 and $34,803,001 for the three-month and six-month periods ended June 30, 1998, respectively. For the three-month and six-month periods ended June 30, 1997, Galaxy generated revenues in the amount of $17,304,835 and $33,970,673, respectively. Galaxy was able to realize additional revenue by increasing basic rates in certain systems. As a result, average revenues per subscriber increased from $32.82 for the three months ended June 30, 1997 to $34.32 for the three months ended June 30, 1998.

      For the three months ended June 30, 1998 and 1997, system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs, were $8,207,353 and $7,551,823, respectively. As a percentage of revenues, these expenses increased from 43.6% for the three months ended June 30, 1997 to 47.0% in the comparable period of 1998. For the six months ended June 30, 1998 and 1997, system operating expenses were $16,195,030 and $15,350,656, respectively, and, as a percentage of revenues, increased from 45.2% for the six months ended June 30, 1997 to 46.5% in the comparable period of 1998. The increase in these expenses was a result of increased programming costs to Galaxy.

      Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, decreased from $2,120,022 to $1,967,392 for the three months ended June 30, 1998, as compared to the three months ended June 30, 1997, and increased from $3,790,720 to $4,185,955 for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. For the three-month period ended June 30, these expenses decreased as a percentage of revenue from 12.3% in 1997 to 11.2% in 1998. This decrease was attributable to an effort to control costs associated with local service or call centers. For the six-month period ended June 30, these expenses increased from 11.2% in 1997 to 12.0% in 1998, due to a decrease in the amount of reimbursements from programmers, primarily in the first quarter of 1998 as compared to the first quarter of 1997.

      For the three months ended June 30, 1998 and 1997, depreciation and amortization expense was $6,145,303, or 35.2% of revenues, and $6,268,358, or 36.2% of revenues, respectively. For the six months ended June 30, 1998 and 1997, depreciation and amortization expense was $12,347,246, or 35.5% of revenues, and $12,275,325, or 36.1% of revenues, respectively. The slight increase in depreciation and amortization expense for the six months ended June 30, 1998, was attributable to the increase in fixed assets from purchases, offset by the sale of cable television systems.

      For the three months ended June 30, 1998 and 1997, interest expense was $5,343,330 and $5,273,521, respectively. For the six months ended June 30, 1998 and 1997, interest expense was $10,547,793 and $10,349,783, respectively. This increase was a result of additional borrowings under the Partnership's Revolving Credit Facility. During the first six months of 1997, Galaxy paid $13.7 million towards the principal of the Revolving Credit Facility. For the three months ended June 30, 1998 and 1997, other income (expense), which includes interest income and other expenses, was a net expense of $1,593,381 and $168,617 respectively. The three months ended June 30, 1998, included a loss on sale of systems of approximately $1,500,000.

      The Partnership pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES:

      As of June 30, 1998, Galaxy had $3,027,238 in cash and cash equivalents. As of such date, total liabilities less long-term debt exceeded cash and cash equivalents by $16,953,338. Galaxy expects to fund this deficiency through its operating cash flows and the Revolving Credit Facility.

      The Partnership generated earnings before interest, depreciation and amortization expense, of $4,917,903, or 28.1% of operating revenues, and $6,685,535, or 38.6% of operating revenues, for the three months ended June 30, 1998 and 1997, respectively, and $12,466,380, or 35.8% of operating revenues, and $13,137,960, or 38.7% of operating revenues, for the six months ended June 30, 1998 and 1997, respectively.

      Galaxy had aggregate indebtedness of approximately $172.7 million as of June 30, 1998, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes") and $52.7 million of bank debt. The Revolving Credit Facility, which has been periodically amended, with the latest amendment occurring in March 1998, allows the Partnership to borrow up to $63 million until September 1998 when the outstanding balance converts to a term loan payable in quarterly installments escalating annually from 6 percent to 30 percent of the converted balance through December 2002. The Revolving Credit Facility requires Galaxy to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolving Credit Facility may limit Galaxy's ability to borrow under the Revolving Credit Facility. Galaxy presently intends to utilize the Revolving Credit Facility to fund capital expenditures, repay the term loan and acquire additional cable systems.

     As of June 30, 1998, Galaxy had $124.3 million in systems and equipment consisting of $113.9 million of cable television systems and $10.4 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures of $4.8 million for the six months ended June 30, 1998. For the six months ended June 30, 1997, Galaxy had capital expenditures of $7.0 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During 1998, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

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

     For information on the impact of recent accounting pronouncements see Note 2 to the consolidated financial statements appearing elsewhere herein.

      SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this Form 10-Q relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success of Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

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

      Galaxy expects to continue its subscriber growth within existing systems and launch additional systems. Moderate increases in revenues and subscribers are anticipated in 1998; however, the rate of increase cannot be estimated with precision or certainty. Galaxy believes that general and administrative expenses and depreciation and amortization expense will continue to increase to support overall growth.

      Because of the foregoing uncertainties affecting Galaxy's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical results or trends as determinative of Galaxy's future performance. In addition, Galaxy's participation in a developing industry employing rapidly changing technology could result in significant volatility in the market value of the Senior Subordinated Notes.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included or incorporated by reference below.

      27.  Financial Data Schedule

(b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GALAXY TELECOM, L.P.
                                BY:   Galaxy Telecom, Inc.
                                      as General Partner




Date: August 14, 1998           /s/ J. Keith Davidson
                               -------------------------------------
                                BY:   J. Keith Davidson
                                      Vice President-Finance
                                     (Principal Financial Officer)

                                EXHIBIT INDEX

  Exhibit Number                        Description
 --------------------               ---------------------------
      27                            Financial Data Schedule