Form 10-Q
period 1998-09-30
GALAXY TELECOM LP
filed 1998-11-18
CIK 948945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           -----------------------
                                  FORM 10-Q

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998

                                      OR
                           -----------------------

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                     --------------         -------------
                       Commission file number 33-95298

                             GALAXY TELECOM, L.P.
         -----------------------------------------------------------
            Exact name of Registrant as specified in its charter)


            Delaware                                          43-1697125
--------------------------------                     --------------------------
 (States or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)


      1220 North Main, Sikeston, Missouri                      63801
      --------------------------------                    ------------------
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

           Yes         X            No
                   -----------------          ---------------

                             GALAXY TELECOM, L.P.
                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                    INDEX
                                                                            PAGE
                                                                         -------
PART I.  Financial Information

Item 1.    Consolidated Financial Statements
              Galaxy Telecom, L.P.  ........................................3
              Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................12

Item 3.    Quantitative and qualitative disclosures
              about market risk............................................20

PART II.   Other Information...............................................21

Signatures    .............................................................22

Exhibit Index .............................................................23

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                       September 30,     December 31,
      ASSETS                                               1998             1997
                                                        -------------   -------------

Cash and cash equivalents                              $   1,628,576    $   2,403,098
Subscriber receivables, net of allowance
   for doubtful accounts of $119,639 and
   $154,692, respectively                                  4,931,988        5,424,260
Systems and equipment, net                               114,776,011      138,729,592
Intangible assets, net                                    46,869,918       57,193,102
Prepaids and other                                         2,199,138        3,297,573
                                                       -------------    -------------
   Total assets                                        $ 170,405,631    $ 207,047,625
                                                       =============    =============

   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses                  $  15,785,889    $  17,152,286
Subscriber deposits and deferred revenue                   4,641,112        5,434,097
Long-term debt and other obligations                     163,544,472      179,250,312
                                                       -------------    -------------

     Total liabilities                                   183,971,473      201,836,695
                                                       -------------    -------------
Commitments and contingencies

Partners' capital (deficit):
   General partners                                      (13,565,842)            --
   Limited partners                                             --          5,210,930
                                                       -------------    -------------
   Total partners' capital (deficit)                     (13,565,842)       5,210,930
                                                       -------------    -------------
   Total liabilities and partners' capital (deficit)   $ 170,405,631    $ 207,047,625
                                                       =============    =============


  The  accompanying  notes are an integral  part of the  consolidated  financial statements.


                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                  For the three months ended  For the nine months ended
                                          September 30,              September 30,
                                  --------------------------  --------------------------
                                       1998         1997          1998         1997
                                   ------------ ------------  ------------  -----------

Revenues                                  $ 16,852,423    $ 17,362,684    $ 51,655,423    $ 51,333,357
                                          ------------    ------------    ------------    ------------

Operating expenses:
    Systems operations                       7,925,228       8,069,528      24,120,258      23,420,184
    Selling, general and administrative      2,069,006       2,189,666       6,254,961       5,980,386
    Management fee to affiliate                761,759         781,321       2,325,880       2,310,119
    Depreciation and amortization            6,010,057       6,198,209      18,357,303      18,473,534
                                          ------------    ------------    ------------    ------------
    Total operating expenses                16,766,050      17,238,724      51,058,402      50,184,223
                                          ------------    ------------    ------------    ------------

Operating income                                86,373         123,960         597,021       1,149,134

Interest expense                            (5,115,239)     (5,285,888)    (15,663,033)    (15,635,671)
Gain (loss) on sale of assets               (3,262,273)         48,489      (3,517,111)        (93,955)
Interest income and other                      (56,973)       (177,714)       (193,649)       (197,809)
                                          ------------    ------------    ------------    ------------

    Net loss                              $ (8,348,112)   $ (5,291,153)   $(18,776,772)   $(14,778,301)
                                          ============    ============    ============    ============


  The  accompanying  notes are an integral  part of the  consolidated  financial statements.


                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                For the nine months ended September 30,
                                                --------------------------------------
                                                             1998         1997
                                                       ------------    ------------
Cash flows from operating activities:

Net loss                                               $(18,776,772)   $(14,778,301)
Adjustments to reconcile net loss to net cash
provided by operating activities:

   Depreciation expense                                  15,501,517      15,394,589
   Amortization expense                                   2,855,786       3,078,945
   Amortization of debt issue costs                         701,082         701,082
   Provision for doubtful accounts receivable               928,393       1,496,115
   Loss on sale of assets                                 3,517,111          93,954

Changes in assets and liabilities:
   Subscriber receivables                                  (436,121)       (846,299)
   Prepaids and other                                     1,098,435        (425,585)
   Accounts payable and accrued expenses                 (1,366,397)      3,919,957
   Subscriber deposits and deferred revenue                (792,985)        259,780
                                                       ------------    ------------
Net cash provided by operating activities                 3,230,049       8,894,237
                                                       ------------    ------------
Cash flows from investing activities:
Acquisition of cable systems                               (133,633)           --
Capital expenditures                                     (7,813,668)    (13,620,486)
Proceeds from sale of assets                             21,530,553         921,280
Other intangible assets                                  (1,160,453)       (343,189)
                                                       ------------    ------------
 Net cash provided by (used in) investing activities     12,422,799     (13,042,395)
                                                       ------------    ------------
Cash flows from financing activities:

Borrowings under revolver                                 4,425,000       7,925,000
Payments on revolver                                    (22,550,000)       (801,377)
Borrowings on other debt                                  3,853,500         259,386
Payments on other debt                                   (1,479,339)        (63,004)
Debt issuance costs                                        (676,531)           --
                                                       ------------    ------------
Net cash provided by (used in) financing activities     (16,427,370)      7,320,005
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents       (774,522)      3,171,847

Cash and cash equivalents, beginning of period            2,403,098       2,338,345
                                                       ------------    ------------
Cash and cash equivalents, end of period               $  1,628,576    $  5,510,192
                                                       ============    ============


  The  accompanying  notes are an integral  part of the  consolidated  financial statements.


GALAXY TELECOM, L.P. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

      The attached unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire 1998 fiscal year. The accompanying consolidated financial statements should be read in conjunction with Galaxy's Annual Report on Form 10-K/A for the year ended December 31, 1997.

      The following notes, insofar as they are applicable to the three months and nine months ended September 30, 1998 and 1997, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements are included.

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the Partnership). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

4.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Non-Cash Transactions)

      During the first nine months of 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers, for one system located in Jefferson County, Colorado representing approximately 800 subscribers.

5.  RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $761,759 for the three months ended September 30, 1998 and $781,321 for the three months ended September 30, 1997. Management fees totaled $2,325,880 for the nine months ended September 30, 1998 and $2,310,119 for the nine months ended September 30, 1997.

      6.    LONG-TERM DEBT

      Long-term debt consisted of the following:

                                          September 30,      December 31,
                                               1998                1997
                                          ------------      ------------
      Revolving Credit Facility            $41,100,000       $59,225,000
      Senior Subordinated Notes            120,000,000       120,000,000
      Unamortized discount                    (420,000)         (465,000)
      Other                                  2,864,472           490,312
                                          ------------      ------------
         Total                            $163,544,472      $179,250,312
                                          ============      ============

      In August 1998, Galaxy amended the Revolving Credit Facility (the "Revolver"). The amendment allows the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converts to a term loan. Principal payments are due in installments of 18 percent of the converted balance on September 30, 1999, 4 percent of the converted balance on December 31, 1999 and in subsequent quarterly installments escalating annually from 16 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. In April 1998, Galaxy borrowed approximately $3.0 million from a bank (the "Bank Note"). The Bank Note carries interest at 8.25% for 3 years and is payable in quarterly installments, the final installment to be paid in December 2000. The Bank Note was used to finance the purchase of vehicles.

7.    SALES, ACQUISITIONS AND TRADES

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

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000, subscribers for $4.9 million, or $1,225 per subscriber, and recorded a gain on sale of approximately $695,000. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the Revolver.

      On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On March 31, 1998, Galaxy sold two cable television systems located in Olathe, Kansas and Independence, Missouri, representing 250 subscribers for approximately $190,000, or approximately $760 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On March 31, 1998, Galaxy sold six cable television systems located in and around Ottawa County, Kansas, representing 752 subscribers, for approximately $623,000, or approximately $830 per subscriber, and recorded a loss on sale of approximately $860,000.

      On March 31, 1998, Galaxy purchased one cable television system located in
Brooks  and  Colquitt  Counties  in  Georgia,   representing  approximately  300
subscribers, for approximately $141,000, or approximately $470 per subscriber.

      On March 31, 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado, representing approximately 800 subscribers.

       On April 30, 1998, Galaxy sold seven cable television systems located in and around Lincoln County, Kansas, representing approximately 500 subscribers, for approximately $395,000, or approximately $790 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On June 30, 1998, Galaxy sold one cable television system located in Goessel, Kansas, representing approximately 100 subscribers for approximately $110,000, or approximately $1,100 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On June 30, 1998, Galaxy sold all of its cable television systems located in central Georgia, representing approximately 5,200 subscribers, for approximately $6,120,000, or approximately $1,177 per subscriber, and recorded a loss on sale of approximately $196,000.

      On August 20, 1998, Galaxy sold 25 cable television systems, 13 systems located in Iowa and 12 systems located in Missouri, representing approximately 3,972 subscribers, for approximately $3,178,000, or approximately $800 per subscriber, and recorded a loss on sale of approximately $1,300,000. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

       On August 31, 1998, Galaxy sold nine cable television systems located in Southwest Georgia, representing approximately 2,246 subscribers, for approximately $2,760,000, or approximately $1,225 per subscriber, and recorded a loss on sale of approximately $390,000. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On August 31, 1998, Galaxy sold 23 cable television systems, 14 systems located in Illinois and nine in Nebraska, representing approximately 3,450, subscribers for approximately $2,758,000, or approximately $800 per subscriber, and recorded a loss on sale of approximately $1,200,000. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

8.   COMMITMENTS AND CONTINGENCIES

YEAR 2000

      The year 2000 ("Y2K") issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

      Many of Galaxy's systems are Y2K compliant. During 1998, Galaxy has put a program in place designed to bring information systems and software into Y2K compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and cable television systems. Our program recognizes that date sensitive systems may fail at different points in time depending on their function. Galaxy is utilizing internal personnel, contract programmers and vendors to identify Y2K issues, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced. The steps Galaxy has taken in this program include (1) planning and awareness, (2) identification of where failures may occur, (3) resolution including repair, upgrade, etc. and (4) deployment of compliant systems. The first two steps, planning and awareness and identification are largely completed.

      Galaxy classifies as critical those suppliers of products or services consumed on an ongoing basis that, if interrupted, would materially disrupt Galaxy's ability to conduct operations. Those suppliers include programming suppliers and utility companies. Galaxy is conducting on site reviews of these suppliers for purposes of assessing their Y2K plans and their progress toward implementation.

      Galaxy expects the total incremental cost of the Y2K issue to be approximately $100,000. This estimated cost does not include any normal ongoing costs for computer hardware or software that would be replaced even without the presence of the Y2K issue. The majority of these costs are expected to be incurred during 1999.

      Galaxy will begin preparing contingency plans relating specifically to identified Y2K risks, and cost estimates of these plans during the first half of 1999. Once developed, Y2K contingency plans and related cost estimates will be continually refined as additional information becomes available.

      Despite Galaxy's efforts in solving the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Galaxy's business, financial condition, results of operations and business prospects.

     Litigation

     The Partnership is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, results of operations or cash flows.

Item 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RECENT DEVELOPMENTS

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho (the "Wyoming Sale"), representing approximately 4,000, subscribers for $4.9 million, or $1,225 per subscriber, and recorded a gain on sale of approximately $695,000. Galaxy used the proceeds from the Wyoming Sale to pay down principal of the Revolver.

      On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On March 31, 1998, Galaxy sold two cable television systems located in Olathe, Kansas and Independence, Missouri, representing 250 subscribers for approximately $190,000, or approximately $760 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On March 31, 1998, Galaxy sold six cable television systems located in and around Ottawa County, Kansas, representing 752 subscribers, for approximately $623,000, or approximately $830 per subscriber, and recorded a loss on sale of approximately $860,000.

      On March 31, 1998, Galaxy purchased one cable television system located in
Brooks  and  Colquitt  Counties  in  Georgia,   representing  approximately  300
subscribers, for approximately $141,000, or approximately $470 per subscriber.

      On March 31, 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado, representing approximately 800 subscribers.

       On April 30, 1998, Galaxy sold seven cable television systems located in and around Lincoln County, Kansas, representing approximately 500 subscribers, for approximately $395,000, or approximately $790 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On June 30, 1998, Galaxy sold one cable television system located in Goessel, Kansas, representing approximately 100 subscribers for approximately $110,000, or approximately $1,100 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On June 30, 1998, Galaxy sold all of its cable television systems located in central Georgia, representing approximately 5,200 subscribers, for approximately $6,120,000, or approximately $1,177 per subscriber, and recorded a loss on sale of approximately $196,000.

      On August 20, 1998, Galaxy sold 25 cable television systems, 13 systems located in Iowa and 12 systems located in Missouri, representing approximately 3,972 subscribers, for approximately $3,178,000, or approximately $800 per subscriber, and recorded a loss on sale of approximately $1,400,000. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

       On August 31, 1998, Galaxy sold nine cable television systems located in Southwest Georgia, representing approximately 2,246 subscribers, for approximately $2,760,000, or approximately $1,225 per subscriber, and recorded a loss on sale of approximately $390,000. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      On August 31, 1998, Galaxy sold 23 cable television systems, 14 systems located in Illinois and nine in Nebraska, representing approximately 3,450, subscribers for approximately $2,758,000, or approximately $800 per subscriber, and recorded a loss on sale of approximately $1,200,000. Galaxy used the proceeds from this sale to pay down principal of the Revolver.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percentage of revenues for the three months and nine months ended September 30, 1998 and September 30, 1997. Amounts shown are in thousands.

                                       For the three months ended September 30,      For the nine months ended September 30,
                                       ---------------------------------------     ---------------------------------------
                                               1998                  1997                   1998                  1997
                                        -----------------    ------------------     ------------------    -----------------
                                         Amount       %        Amount       %        Amount       %        Amount       %
                                        --------    -----     --------    -----     --------    -----     --------    -----
Revenues                                $ 16,852    100.0%    $ 17,362    100.0%    $ 51,655    100.0%    $ 51,333    100.0%
                                        --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
  System operations                        7,925     47.0%       8,069     46.5%      24,120     46.7%      23,420     45.6%
  Selling, general and administrative      2,069     12.3%       2,190     12.6%       6,255     12.1%       5,980
                                                                                                                       11.7%
  Management fees to affiliate               762      4.5%         781      4.5%       2,326      4.5%       2,310      4.5%
  Depreciation and amortization            6,010     35.7%       6,198     35.7%      18,357     35.5%      18,474     36.0%
                                        --------    -----     --------    -----     --------    -----     --------    -----
Total operating expenses                  16,766     99.5%      17,238     99.3%      51,058     98.8%      50,184     97.8%
                                        --------    -----     --------    -----     --------    -----     --------    -----
Operating income                              86      0.5%         124      0.7%         597      1.2%       1,149      2.2%

  Interest expense                        (5,115)   (30.3%)     (5,286)   (30.5%)    (15,663)   (30.4%)    (15,636)   (30.4%)
  Other income (expense)                  (3,319)   (19.7%)       (129)    (0.7%)     (3,711)    (7.2%)       (291)    (0.6%)
                                        --------    -----     --------    -----     --------    -----     --------    -----
Net loss                                $ (8,348)   (49.5%)   $ (5,291)   (30.5%)   $(18,777)   (36.4%)   $(14,778)   (28.8%)
                                        ========    =====     ========    =====     ========    =====     ========    =====


      The following table sets forth demographic information as of December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998.

                         December 31,   March 31,     June 30,    September 30,
                            1997(1)       1998(1)     1998 (1)        1998
                           --------      --------     --------      --------
 Homes Passed               298,984       292,112      286,196        259,012
 Basic Subscribers          177,296       170,967      168,386        152,395
 Basic Penetration          59.30%        58.53%       58.84%         58.84%
 Revenue per Subscriber     $32.85        $33.79       $34.32         $35.62

 Premium Subscribers        84,252        82,477       80,355         72,185
 Premium Penetration        47.52%        48.24%       47.72%         47.37%

(1) Includes the demographic information of the Central Georgia systems sold effective June 30, 1998.

      Galaxy generated revenues in the amount of $16,852,423 and $51,655,423 for the three-month and nine-month periods ended September 30, 1998, respectively. For the three-month and nine-month periods ended September 30, 1997, Galaxy generated revenues in the amount of $17,362,684 and $51,333,357, respectively. Galaxy was able to realize additional revenue by increasing basic rates in certain systems, offset by the sale of some systems as described above. As a result, average revenues per subscriber increased from $32.85 for the three months ended September 30, 1997, to $35.62 for the three months ended September 30, 1998.

      For the three months ended September 30, 1998 and 1997, system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs, were $7,925,228 and $8,069,528, respectively. As a percentage of revenues, these expenses increased from 46.5% for the three months ended September 30, 1997, to 47.0% in the comparable period of 1998. For the nine months ended September 30, 1998 and 1997, system operating expenses were $24,120,258 and $23,420,184, respectively, and, as a percentage of revenues, increased from 45.6% for the nine months ended September 30, 1997, to 46.7% in the comparable period of 1998. The increase in these expenses was primarily the result of increased programming costs to Galaxy, offset by decreases primarily in direct technician labor and bad debt expense.

      Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, decreased from $2,189,666 to $2,069,006 for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, and increased from $5,980,386 to $6,254,961 for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. For the three-month period ended September 30, these expenses decreased as a percentage of revenue from 12.6% in 1997, to 12.3% in 1998. This decrease was attributable to an effort to control costs associated with local service and call center operations. For the nine-month period ended September 30, these expenses increased from 11.7% in 1997, to 12.1% in 1998, due to a decrease in the amount of reimbursements from programmers, primarily in the first quarter of 1998 as compared to the first quarter of 1997.

      For the three months ended September 30, 1998 and 1997, depreciation and amortization expense was $6,010,057, or 35.7% of revenues, and $6,198,209, or 35.7% of revenues, respectively. For the nine months ended September 30, 1998 and 1997, depreciation and amortization expense was $18,357,303, or 35.5% of revenues, and $18,473,534, or 36.0% of revenues, respectively. The slight decrease in depreciation and amortization expense for the nine months ended September 30, 1998, was attributable to the sale of cable television systems, offset by an increase in fixed assets from purchases.

      For the three months ended September 30, 1998 and 1997, interest expense was $5,115,239 and $5,285,888, respectively. For the nine months ended September 30, 1998 and 1997, interest expense was $15,663,033 and $15,635,671, respectively. During the first nine months of 1998, Galaxy paid $22.6 million towards the principal of the Revolving Credit Facility, of which $14.8 million was paid on or after June 30, 1998. For the three months ended September 30, 1998 and 1997, gain (loss) on sale of assets was a net loss of $3,262,273 and a net gain of $48,489, respectively. For the nine months ended September 30, 1998 and 1997, gain (loss) on sale of assets was a net loss of $3,674,393 and a net loss of $93,955, respectively. This increase in net loss on sale of assets is due to the losses incurred on the sale of systems discussed above. For the three months ended September 30, 1998 and 1997, other income (expense), which includes interest income and other expenses, was a net expense of $56,973 and $177,714, respectively. For the nine months ended September 30, 1998 and 1997, other income (expense) was a net expense of $193,649 and $197,809, respectively. These decreases in net expenses were mainly due to an increase in interest income.

      The Partnership pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of the Partnership as specified in the Partnership's limited partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1998, Galaxy had $1,628,576 in cash and cash equivalents. As of such date, total liabilities less long-term debt exceeded cash and cash equivalents and subscriber receivable, net of allowance for doubtful accounts, by $13,866,437. Galaxy expects to fund this deficiency through its operating cash flows, proceeds from system sales and the Revolver.

      Galaxy generated earnings before interest expense, depreciation and amortization expense and other extraordinary items of $6,096,430, or 36.2% of operating revenues, and $6,322,169, or 36.4% of operating revenues, for the three months ended September 30, 1998 and 1997, respectively, and $18,954,324, or 36.7% of operating revenues, and $19,622,668, or 38.2% of operating revenues, for the nine months ended September 30, 1998 and 1997, respectively.

      Galaxy had aggregate long-term indebtedness of approximately $163.5 million (net of unamortized discount of $420,000) as of September 30, 1998, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes"), $41.1 million of the Revolver and $2.8 million of other bank debt. The Revolver, which has been periodically amended, with the latest amendment occurring in August, 1998, allows the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converts to a term loan. Principal payments are due in installments of 18 percent of the converted balance on September 30, 1999, 4 percent of the converted balance on December 31, 1999 and in subsequent quarterly installments escalating annually from 16 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. The Revolver requires Galaxy to maintain compliance with certain financial ratios and other covenants. The financial covenants in the Revolver could limit Galaxy's ability to borrow under the Revolver. Galaxy presently intends to utilize the Revolver to fund capital expenditures, working capital and make small acquisitions of additional cable systems.

        As of September 30, 1998, Galaxy had $114.8 million in systems and equipment consisting of $104.4 million of cable television systems and $10.4 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures of $7.8 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1997, Galaxy had capital expenditures of $13.6 million. These capital expenditures were financed mainly through the Revolver and cash flows from operations. During 1998, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      Galaxy provided net cash by operating activities of $3,230,049 and $8,894,237 for the nine months ended September 30, 1998 and 1997, respectively, a decrease in net cash provided by operating activities of $5,664,188. This reduction is mainly due to the sale of cable systems during 1998.

      Galaxy provided net cash by investing activities of $12,422,799 for the nine months ended September 30, 1998, and used net cash by investing activities of $13,042,395 for the nine months ended September 30, 1997, an increase in net cash provided by investing activities of $25,465,194. This increase is mainly due to an increase in proceeds from sale of assets and a reduction in capital expenditures.

      Galaxy used net cash by financing activities of $16,427,370 for the nine months ended September 30, 1998, and provided net cash by financing activities of $7,320,005 for the nine months ended September 30, 1997, a decrease in net cash provided by investing activities of $23,747,375. This decrease was mainly due to the payment of principal.

      Historically, Galaxy's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements. Galaxy expects that it will be able to meet its short-term and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows, borrowings under the Revolver, proceeds from sales of non-core assets and its access to additional capital in the public and private debt markets.

      For information on the impact of recent accounting pronouncements see Note 2 to the consolidated financial statements appearing elsewhere herein.

YEAR 2000

      The year 2000 ("Y2K") issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

      Many of Galaxy's systems are Y2K compliant. During 1998, Galaxy has put a program in place designed to bring information systems and software into Y2K compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and cable television systems. Our program recognizes that date sensitive systems may fail at different points in time depending on their function. Galaxy is utilizing internal personnel, contract programmers and vendors to identify Y2K issues, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced. The steps Galaxy has taken in this program include (1) planning and awareness, (2) identification of where failures may occur, (3) resolution including repair, upgrade, etc. and (4) deployment of compliant systems. The first two steps, planning and awareness and identification are largely completed.

      Galaxy classifies as critical those suppliers of products or services consumed on an ongoing basis that, if interrupted, would materially disrupt Galaxy's ability to conduct operations. Those suppliers include programming suppliers and utility companies. Galaxy is conducting on site reviews of these suppliers for purposes of assessing their Y2K plans and their progress toward implementation.

      Galaxy expects the total incremental cost of the Y2K issue to be approximately $100,000. This estimated cost does not include any normal ongoing costs for computer hardware or software that would be replaced even without the presence of the Y2K issue. The majority of these costs are expected to be incurred during 1999.

      Galaxy will begin preparing contingency plans relating specifically to identified Y2K risks, and cost estimates of these plans during the first half of 1999. Once developed, Y2K contingency plans and related cost estimates will be continually refined as additional information becomes available.

      Despite Galaxy's efforts in solving the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Galaxy's business, financial condition, results of operations and business prospects.

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

            10. Amendment No. 5 the Amended and Restated Loan Agreement dated September 8, 1998 by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, State Street Bank and Trust Company, The First National Bank of Chicago and Union Ban

            27.           Financial Data Schedule

(b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GALAXY TELECOM, L.P.
                            BY: Galaxy Telecom, Inc.
                               as General Partner




Date: November 16, 1998           /s/ J. Keith Davidson
                                ----------------------------------
                                BY:   J. Keith Davidson
                                      Vice President-Finance
                                     (Principal Financial Officer)

                                   EXHIBIT INDEX

Exhibit Number                         Description
--------------               ----------------------------------

10 Amendment No. 5 the Amended and Restated Loan Agreement dated September 8, 1998 by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, State Street Bank and Trust Company, The First National Bank of Chicago and Union Bank.

27                        Financial Data Schedule