Form 10-K
period 1998-12-31
GALAXY TELECOM LP
filed 1999-04-01
CIK 948945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)
[ X ]       ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998

                                      OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF

For the transition period from            to

                          Commission file number 33-95298

                             GALAXY TELECOM, L.P.
            (Exact name of Registrant as specified in its charter)

               Delaware                                       43-1697125
 ------------------------------                          -------------------
(States of Other Jurisdictions of                           IRS Employer
 Incorporation or Organization)                          Identification No.)

              1220 North Main
            Sikeston, Missouri                                  63801
 ------------------------------                          -------------------
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

         Yes    _______X________                   No_______________

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

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 1999: 100

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

                                GALAXY TELECOM, L.P.
                                     FORM 10-K
                            Year Ended December 31, 1998


                                  TABLE OF CONTENTS

Item        Topic                                                   Page

                                       PART I

 1.     Business...................................................... 3
 2.     Properties....................................................26
 3.     Legal Proceedings.............................................26
 4.     Submission of Matters to a Vote of
        Security Holders..............................................26

                                    PART II

 5.     Market for the Registrant's Securities
        and Related Security Holder Matters...........................27
 6.     Selected Financial Data.......................................27
 7.     Management's Discussion and Analysis of
        Financial Condition and Results of Operations.................29
7a.     Qualitative and Quantitative Disclosures about
        Market Risks..................................................42
 8.     Financial Statements and Supplementary Data..................F-1
 9.     Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure....................... 43

                                   PART III

10.     Directors and Executive Officers of the Registrant............43
11.     Executive Compensation....................................... 45
12.     Security Ownership of Certain Beneficial
        Owners and Management.........................................45
13.     Certain Relationships and Related Transactions................48

                                   PART IV

14. Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.......................................52

Signatures............................................................53

                                    PART I

      Item 1.     Business.

      General

      Galaxy Telecom, L.P. ("Galaxy") owns, operates and develops classic cable television systems (the "Systems") primarily in small communities in the Midwest and Southeast United States. As of December 31, 1998, the Systems passed approximately 228,000 homes and served approximately 136,000 subscribers in sixteen states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Texas and Florida.

      Galaxy  believes  there  are  significant   advantages  to  acquiring  and
operating classic cable television systems. Typically, in classic cable television markets, cable television service is necessary in order to receive a full complement of over-the-air television stations (including network-affiliated stations). In addition, these markets generally offer fewer competing entertainment alternatives than larger urban or suburban markets. As a result, classic cable television systems usually have higher basic penetration rates and lower churn rates than systems serving larger markets. As compared with urban and suburban systems, classic systems have more programming flexibility for a given channel capacity because they are generally in areas with fewer over-the-air broadcast stations that must be carried and have fewer local programming obligations. In addition, Galaxy believes that it and other classic cable system operators have lower capital costs per subscriber than urban and suburban operators do. Based on the generally lower cost of living in its operating areas, Galaxy also believes that classic systems have lower labor and marketing costs than many urban and suburban systems.

      The four key individuals who manage Galaxy's day-to-day operations (the "Senior Managers") have developed and refined the operating strategy utilized by Galaxy to efficiently and economically provide high quality customer service to classic cable television systems spread over a wide geographic area. Galaxy's existing infrastructure includes two customer service centers that receive customer calls through a toll-free telephone number. At the service centers, customer service representatives can address virtually any request or problem a customer may have through an on-line customer support computer system utilizing advanced software. The central computer system is integrated with the Qualcomm OmniTRACS satellite-based dispatch system, which has been installed in virtually all of Galaxy's service vehicles. The OmniTRACS system provides the customer service representatives with direct, real-time, two-way interactive communication with Galaxy's field technicians and generates comprehensive customer service information on a timely basis. The integration of the OmniTRACS system with the centralized computer system allows Galaxy to control costs, better manage the customer service function and provide its customers with high quality service, generally within a 24-hour period.

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

      Galaxy believes its real opportunity lies in the development of its properties in Nebraska, Kansas, Illinois, Kentucky and Mississippi (the "Core Areas"). The Core Areas are considered such due to Galaxy's opportunity to be the dominant operator in these areas and the ability to generate additional revenue through its fiber network (see "Technology and Engineering" discussed below). The properties that are not in the Core Areas are currently in the process of being sold, traded or re-evaluated for potential conversion to Core Areas.

      Background

      The Senior Managers, Tommy L. Gleason, Jr., James M. Gleason, J. Keith Davidson and Ronald Voss have been involved in the construction, acquisition, ownership, management and operation of classic cable television systems as a team for more than a decade. They have collective experience in the cable television industry exceeding 85 years. From 1987 through 1994, the Senior Managers operated approximately 100 classic cable television systems for Galaxy Cablevision, L.P. ("Galaxy Cablevision"); a master limited partnership traded on the American Stock Exchange. Prior thereto, between 1981 and 1987, the Senior Managers constructed and operated cable television systems in Alabama, Illinois, Indiana, Tennessee and Texas through a number of related entities.

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

      During 1995, Galaxy entered into definitive agreements to acquire selected cable television systems representing approximately 300 cable systems and 81,700 subscribers from Galaxy Cablevision, Phoenix Cable, Douglas Communications, Friendship Cable and Vista Communications, for approximately $92.2 million, or approximately $1,130 per subscriber.

      1996 Acquisitions and Trades

      Galaxy acquired various assets comprising cable television systems during 1996. Following is a brief discussion of each transaction.

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

      1997 Acquisitions and Dispositions

      Galaxy acquired and disposed of various assets comprising cable television systems during 1997. Following is a brief discussion of each transaction.

     TCI Cable of the Midland - Sarpey County Systems. On September 1, 1997, Galaxy acquired certain assets comprising the cable television systems of TCI Cable of the Midland (the "Sarpey County Systems"), located in Sarpey and
Douglas counties, Nebraska for an initial purchase price of approximately $875,000. At September 1, 1997, the Sarpey County Systems passed approximately 3,000 homes located in Nebraska, with approximately 80 miles of plant, for a density of 39 homes per mile. The Sarpey County Systems served approximately 1,610 basic subscribers and had a basic penetration rate of approximately 52%. In 1998, the purchase price was finalized and Galaxy paid an additional $853,000 in cash, in accordance with the amended asset purchase agreement.

     On April 7, 1997, Galaxy sold its cable television system located in Five Points, South Carolina, representing 311 basic subscribers for $372,645, or approximately $1,200 per subscriber. Galaxy used most of the proceeds from this sale to pay down principal of the revolving note.

      On August 1, 1997, Galaxy sold its cable television systems located in Lake Murray, South Carolina, representing 587 subscribers for $587,000 or $1,000 per subscriber. Galaxy retained ownership of all related equipment located in the two head-end facilities. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in Lauderdale County, Mississippi, representing 833 subscribers for $1.12 million or $1,350 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in South Kansas, representing 1,346 subscribers for $1.25 million or $932 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      1998 Acquisitions, Dispositions and Trades

      Galaxy acquired and disposed of various assets comprising cable television systems during 1998. Following is a brief discussion of each transaction.

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho, representing 4,000 subscribers for $4.9 million or $1,225 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold two cable television systems located in Olathe, Kansas, and Independence, Missouri, representing 269 subscribers for approximately $190,000, or approximately $706 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold six cable television systems located in and around Ottawa County, Kansas, representing 752 subscribers for approximately $623,000, or approximately $830 per subscriber.

      On March 31, 1998, Galaxy purchased one cable television system located in
Brooks  and  Colquitt  Counties  in  Georgia,   representing  approximately  300
subscribers for approximately $141,000, or approximately $470 per subscriber.

      On March 31, 1998, Galaxy traded four cable television systems located in and around Sheridan County, Nebraska, representing approximately 850 subscribers for one cable television system located in Jefferson County, Colorado, representing approximately 730 subscribers.

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

      On June 30, 1998, Galaxy sold all of its cable television systems located in central Georgia, representing approximately 5,100 subscribers for approximately $6,120,000, or approximately $1,200 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

       On July 31, 1998,  Galaxy sold two cable  television  systems  located in
Kansas,   representing   201  subscribers   for   approximately   $171,000,   or
approximately $850 per subscriber.

      On August 20, 1998, Galaxy sold 25 cable television systems, 13 systems located in Iowa and 12 systems located in Missouri, representing approximately 3,972 subscribers for approximately $3,178,000, or approximately $800 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

       On August 31, 1998, Galaxy sold nine cable television systems located in Southwest Georgia, representing approximately 2,225 subscribers for approximately $2,760,000, or approximately $1,240 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On August 31, 1998, Galaxy sold 23 cable television systems, 14 systems located in Illinois and nine in Nebraska, representing approximately 3,210 subscribers for approximately $2,758,000, or approximately $860 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On November 30, 1998, Galaxy sold its cable television systems located in Louisiana, representing 5,575 subscribers for approximately $9,500,000, or approximately $1,700 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1998, Galaxy sold one cable television system located in Hawkins County, Tennessee, representing approximately 1,740 subscribers for approximately $2,050,000, or approximately $1,177 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1998, Galaxy sold 72 cable television systems located in Illinois, Missouri and Kansas, representing approximately 8,300 subscribers for approximately $6,200,000, or approximately $750 per subscriber. In addition, Galaxy realized a 40% equity position in Galaxy American Communications, LLC ("GAC"). This equity has no current market value at the present time. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      1999 Pending Transactions

      On December 30, 1998, Galaxy entered into an asset exchange agreement with Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc., whereby Galaxy will exchange 1 cable television system plus pay $19.6 million in cash for 8 cable television systems from MCI. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. This pending acquisition is dependent on Galaxy obtaining various approvals and sufficient financing.

      On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 8, 1999, Galaxy signed an asset purchase agreement to sell ten SMATV's located around Kansas City, Missouri, representing at least 1,070 subscribers for approximately $1,350,000, or approximately $1,260 per subscriber. Galaxy retained ownership of all related equipment located in the head-end facilities. Galaxy will use the proceeds from this sale to pay down principal of the revolving note.

      On March 23, 1999, Galaxy signed an asset purchase agreement to sell 21 cable television systems located in Alabama, representing approximately 5,800 subscribers for approximately $8,500,000, or approximately $1,465 per subscriber. Galaxy will use the proceeds from this sale to pay down principal of the revolving note.

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

      Galaxy utilizes advanced software systems to facilitate effective interaction with its customers. A potential or existing customer can call, at any time, Galaxy's toll-free telephone number for installation, repairs or other services. The call is automatically routed to one of Galaxy's customer service centers. At the service centers, customer service representatives who receive the calls can address virtually any request or problem a customer may have through access to an on-line customer support computer system utilizing advanced software. If a customer is reporting a service problem, the customer service representative will enter a service call request into the central computer system, which prioritizes and schedules the service call. The computer system automatically prioritizes the call based upon the severity of the problem reported. If, for example, the customer is experiencing a complete disruption of service, the call is given the highest priority and is dispatched immediately to the local field technician. If the customer requests new or additional services, the customer service representative will enter a work order into the computer system, which automatically assigns and schedules the order for the appropriate field technician.

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

      Marketing, Rates and Collections

      Galaxy aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per subscriber. Galaxy actively markets basic and premium programming primarily through door-to-door selling efforts and telemarketing, and, to a lesser degree, through media advertising and direct mail. Each of Galaxy's customer service centers has a Marketing Director who coordinates direct door-to-door campaigns throughout the geographic areas of the Systems and is responsible for internal incentives for the customer service and technical staffs. Each Marketing Director also insures that Galaxy is providing high quality sales and service by supervising and training direct sales representatives and assessing picture and service quality within Galaxy's cable systems. Customer service representatives follow up by telephone contact within 35 days of an installation to assess the quality of the installation and the overall service the customer is receiving and to assure customer satisfaction. Customer service representatives are also trained to market upgrades in service to existing customers. Each service center also has a Director of Training, who works closely with the Marketing Department to ensure that all employees are informed of current rates, programming packages and promotions.

      Galaxy's current monthly rates for full basic service range from $15.00 to $31.20 and rates for traditional premium services generally range from $6.95 to $12.95 per service. Because the Systems have been owned and operated by various other cable television operators, inconsistent strategies with regard to channel lineups, pricing and security for premium services have been employed. It is Galaxy's goal to attempt to standardize its programming, rates and premium security over all of the Systems.

      To better facilitate efforts to maximize quality service to its customers, Galaxy converted its company billing system to Convergys' (formerly Cincinnati Bell Information System) Cablemaster 2000 in November 1996. This is a system developed specifically for the cable television industry. Convergys operates the billing system at its service center in Florida, and produces statements for customers on a monthly basis. Billing statements are printed and mailed directly to customers, who have 15 days from their cycle billing date to remit payment to Galaxy's central payment processing center in Sikeston, Mo. If after the 15 days a customer has not made a payment, the customer is charged a late payment fee. Galaxy aggressively pursues collection of past due amounts by telephoning the customer at approximately 35 days past the due date. If these measures fail, the customer is notified and then disconnected. A final statement is sent within a week after disconnection, and after 30 days the account is referred to a collection agency. Galaxy has contact with the Convergys center via phone and computer interface and has immediate access to all of our billing and customer information, as if the process was done "in-house."

      In addition to monthly billing and one-time charges, additional potential sources of revenue for cable operators are the sale of local spot advertising time on locally originated and satellite-delivered programming. Cable systems also generate revenue through commissions from sales of products offered through the various home shopping programming sales in the systems' respective service areas.

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

      Programming

      Galaxy typically carries a wide array of programming on its basic service. A few systems have been acquired that offer two tiers of basic cable television programming service: a broadcast programming tier (consisting generally of network and public television signals available over-the-air in the franchise community and superstation signals); and a satellite programming tier (consisting primarily of satellite-delivered programming such as CNN, USA, ESPN and TNT). Substantially all of the customers of these systems subscribed to both tiers of basic service as of December 31, 1998. To enhance value for its customers, Galaxy analyzes and selectively modernizes its cable plant to increase the number of channel offerings and to improve the quality of the signal delivered to its systems. Galaxy regularly evaluates the programming offered by its systems and continuously seeks to provide innovative packages of premium service in order to assure customer satisfaction. As an example, Galaxy's systems carry the Disney Channel as part of the basic subscription service without charging a separate fee. From time to time, Galaxy enhances the value of its basic service by adding additional programming.

      The Systems also offer premium programming services, both on a per-channel, or a la carte, basis and as part of a variety of premium programming packages. These programming packages are designed to be attractive to customers while, at the same time, enabling Galaxy to enjoy the benefits of programming agreements that offer Galaxy financial incentives based upon premium service unit growth. Premium channels such as HBO, Cinemax, Showtime, The Movie Channel and Encore are offered individually or in value packages designed to increase premium penetration. These packages offer two or more premium services for a discounted price as compared to the ala carte pricing of individual services.

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

      Galaxy is also a member of the National Cable Television Cooperative the ("NCTC"), a purchasing cooperative that negotiates volume discounts on behalf of its members, which serves approximately 120 million cable subscribers. As an NCTC member, Galaxy is able to obtain programming and cable system hardware discounts available to all members.

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

      Technology and Engineering

      Over 99% of the plant in the Systems have a channel capacity of 30 channels or more. Substantially all of the Systems presently have the capability to increase the number of channels offered to subscriber without having to increase existing bandwidth. At December 31, 1998, Galaxy maintained over 6,000 miles of coaxial plant that passed more than 228,000 homes. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1998.

                               Up to 29     30 to 53     54 or more
                               Channels     Channels      Channels       Total

Subscribers                     43,677       72,491       19,532      135,700
Franchises                         189          241           86          516
% of Subscribers                 32.19%        53.42%       14.39%     100.00%
Miles of Plant                2,403.79     3,043.78       619.03     6,066.60

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

      Galaxy delivers distance learning and teacher in-service type training video to Kindergarten through Grade 12 schools primarily in those areas where Galaxy has implemented fiber optics to interconnect adjacent headend facilities from one master facility. The distance learning enables classrooms of students at several adjacent school districts to receive real-time, interactive lectures via the fiber optic network from one lecturer's classroom. The in-service teacher's training utilizes the same concept of distance learning except its programming comes from one in-service training facility. Galaxy is also continuing to explore the possibility of being the Internet provider to those schools, and to its subscribers in those areas where fiber interconnects will be in place.

      Additionally, Galaxy is exploring the business opportunities that may be available by using its extensive fiber network as a source of transport of voice and high-speed data for both long distance and local exchange carriers. Galaxy currently is in discussions with several telephone companies concerning the use of the redundant facilities.

      Cable modem service is another new product offered by Galaxy in 1998, which provides high speed Internet access to its residential and business customers, as well as potential customers not serviced by our cable TV plant by using a local access telephone number. The cable modem service can access the Internet at speeds significantly faster than most internet service providers ("ISP's") and competitive local exchange carriers ("CLEC's").

      Galaxy has deployed the use of digital compression technology to enhance the current channel capacities of some cable systems. This technology allows up to 12 channels to be carried in the space of one analog channel. Digital signals not only offer the potential for allowing cable television systems to carry more programming but also for improving the quality and reliability of the television signals carried. This technology also allows cable systems to offer additional products and services. Galaxy believes that the use of digital technology in the future offers the potential for Galaxy to increase channel capacity in a more cost efficient manner than rebuilding such systems with high capacity distribution plant. Galaxy implemented its first digital system in Booneville, Mississippi in December 1997.

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

      Centralized Management Functions

      Management functions such as payment processing, accounting, engineering and marketing are centralized at Galaxy's headquarters and regional customer service centers. Upon acquiring a system, Galaxy consolidates certain management functions at its headquarters and regional customer service centers at minimal incremental costs.

      Galaxy is able to process its service calls from customers through the use of the IBM AS/400 computer system owned and operated by Convergys. The computer operates with advanced software that provides on-line access to up-to-date subscriber, marketing and accounting information. The computer system also manages information flow to and from the field technician staff via the OmniTRACS system. The system software also allows for many other applications that Galaxy may implement in the future including video-on-demand, transactional billing services and telephony.

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

      Franchises

      Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as: time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and provision of free service to schools and certain other public institutions; and maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the Telecommunications Act of 1996 (the "1996 Cable Act"). See "-Legislation and Regulation- General."

      As of December 31, 1998, Galaxy held approximately 516 franchises. The existing non-exclusive franchise agreements provide for the payment of fees to the issuing authority. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5.0% of gross revenues and also permits the cable system operator to seek renegotiations and modification of franchise requirements if warranted by changed circumstances. See "-Legislation and Regulation - General."

      The table below illustrates the grouping of the franchises of the Systems as of December 31, 1998, by date of expiration.

     Year of                          Percentages                  Percentage of
    Franchise           Number of        of Total      Number of        Total
    Expiration          Franchises     Franchises     Subscribers    Subscribers

   1999-2001                 49             9.5%        14,266          10.5%
   2002-2004                 45             8.7%        14,114          10.4%
   After 2004               422            81.8%       107,320          79.1%

   Total Franchises         516           100.0%       135,700         100.0%


      The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures that require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "-Legislation and Regulation - General."

      Galaxy believes that it generally has good relationships with its franchising communities. As of December 31, 1998, no franchise of Galaxy represented more than 5.0% of total subscribers of the Systems. Galaxy has a minimal amount of seasonal subscribers, the vast majority of which are located around Kentucky Lake, Kentucky, and Central Florida. As the Kentucky seasonal subscribers are disconnecting about the same time the Florida subscribers are connecting, the effect on Galaxy's monthly total subscriber count is minimal.

      Competition

      Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed sources of information and entertainment, as well as satellite and wireless video distribution systems and directly competitive cable television operations. Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. In addition, an increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services. The 1996 Telecom Act may increase competition with cable service, because it allows local exchange carriers to provide video services in their local service areas, in direct competition with local cable companies (with certain regulatory safeguards).

      We believe that of the competitive threats to our cable television business, four are the most substantial. (1) DBS, (2) wireless cable television systems or MMDS, (3) overbuilds by municipalities or telephone companies, and (4) SMATV systems.

      There are two major DBS providers which  currently  serve  approximately
8.7 million subscribers nationally as of December 31, 1998. We believe that these providers are continuing to grow their subscriber base. Because of the quality of the digitally compressed signal from these providers and their ability to provide a wide range of video and audio offerings, they are an effective competitor to cable television systems. We believe however, that we can effectively compete with DBS because of our ability to offer local and regional broadcast stations on our systems, many of which are not well received with a home antenna, and the "whole house" nature of cable service versus DBS. We also believe that with our intended roll out of digital cable service over the next two years, we can match many of the current competitive advantages of DBS in offering digital picture and audio for multichannel pay-per-view, multiplexed premiums, digital audio service, and narrow-cast basic services. However, DBS service currently has some unique programming rights, and is not subject to a variety of regulatory burdens imposed on franchise cable operators such as franchise fees. Although the effect of competition from DBS services cannot be specifically predicted, there has been significant growth in DBS customers nationwide and we expect that such competition will continue.

      Wireless cable television systems have been competing with cable television systems somewhat ineffectively in urban markets, but more effectively in rural markets where cable systems frequently carry fewer programming choices. We operate in several areas where we compete directly with wireless operators. We believe that our operations have not been widely effected by this competition, primarily because the MMDS signal used by wireless cable operates in a "line-of-sight" nature and because of the number of large trees within the communities we serve which obscure the line-of-sight and impede the MMDS signal. Some wireless operators have announced plans to provide a digital video service in the near future. Although we have no knowledge of the digital plans of wireless operators with which we compete, we do not believe that this additional service, if offered by such operators, will materially affect our ability to compete with such operators.

      Since  the  passage  of  the  1996  Telecom   Act,  and  the   announced
deregulation  of  the  electric  utility  business,   several  local  exchange
carriers ("CLECs") and local municipal owned power companies have built video systems to directly compete with existing cable television systems. This process is known as "overbuilding." We have experienced two instances of LEC overbuilds in two small systems, one in Alabama and one in Kansas, and have been threatened with an overbuild by one municipally owned power company in Mississippi.

      Legislation and Regulation

      The FCC, some state governments and most local governments, currently regulate the cable television industry. In addition, legislative and regulatory proposals under consideration by the Congress and federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

            Cable Communications Policy Act of 1984. The 1984 Cable Act, which amended the Communications Act of 1934 (the "Communications Act"), established comprehensive national standards for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

            The Cable  Television  Consumer  Protection and  Competition  Act of
1992. In October 1992, Congress enacted the 1992 Cable Act. Although certain of the 1992 Act's provisions were amended by the 1996 Telecom Act (as described in greater detail below), many of the 1992 Cable Act's provisions remain intact and are summarized herein. The 1992 Cable Act permitted a much greater degree of regulation of the cable industry with respect to, among other things; (i) cable system rates for both basic and certain cable programming services; (ii) program access and exclusivity arrangements; (iii) leased access terms and conditions;
(iv) customer and service requirements; and (v) television broadcast signal carriage and retransmission consent. Additionally, the legislation encouraged competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and prohibiting (with certain exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems. This last prohibition was limited by the 1996 Telecom Act to cases in which the cable operator is not subject to effective competition. In addition, the FCC permits a cable system to acquire a co-located SMATV system if it provides cable service to the SMATV system in accordance with the terms of its cable television franchise. The legislation required the FCC to initiate a number of rule-making proceedings to implement various provisions of the statute.

            Various cable operators have challenged the constitutionality of several sections of the 1992 Cable Act (including the must carry requirements), although the courts have disposed of most of these challenges. The must-carry requirements remained in effect during the judicial proceedings. After several appeals, the United States Supreme court upheld the must-carry requirements.

            Rate Regulation. Prior to implementation of the 1992 Cable Act, most cable systems were largely free to adjust cable service rates without governmental approval. The 1992 Cable Act authorized rate regulation for certain cable communications services and equipment in communities that are not subject to "effective competition," which as defined, encompassed most cable systems. The 1992 Cable Act requires the FCC to resolve rate complaints for non-basic cable services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic and certain non-basic cable programming services (collectively, the "Regulated Services"). Cable services offered on a per channel or on a per program basis generally are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the 1996 Telecom Act deregulated the CPS rates of "small cable operators" as of February 8, 1996, and deregulates the cable programming service ("CPS") rates of all other cable operators by March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation until a greater degree of competition to incumbent cable operators has developed.

            The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Upon certification, the local community obtains the right to approve basic rates. Certified franchising authorities are also empowered to regulate rates charged for additional outlets and for the installation, lease and sale of equipment used by customers to receive the basic service tier, such as converters and remote control units. These equipment rates must be based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators may be required to refund overcharges with interest. The 1992 Cable Act permits communities to certify at any time, so it is possible that Galaxy's franchising authorities may choose in the future to certify to regulate Galaxy's basic rates. As modified by the 1996 Telecom Act, FCC review of CPS rates is triggered by franchising authority complaints which may be filed with the FCC only if the local franchising authority receives multiple subscriber complaints within 90 days of a rate increase.

            The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to "effective competition." Under the 1992 Cable Act, a system is subject to effective competition where: (i) fewer than 30% of the households in the franchise area subscribe to the cable service of a cable system; (ii) the franchise area is served by at least two unaffiliated comparable video programming distributors offering service to at least 50% of the households in the franchise area and the number of households subscribing to programming services offered by the MVPDs other than the largest MVPD exceeds 15% of the households in the franchise area; or (iii) a MVPD operated by the franchising authority offers video programming to at least 50% of the households in the franchise area. The 1996 Telecom Act also provides that effective competition exists if a local exchange carrier or its affiliate provides comparable video programming in the franchise area (except through direct-to-home satellite services).

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

            The 1996 Telecom Act allows cable operators to pass through franchise fees and regulatory fees to subscribers without any prior notice. Cable operators are allowed under the 1996 Telecom Act to offer bulk discounts for multi-dwelling units. In addition, a cable operator need not maintain uniform rates throughout a franchise area where there is effective competition. Franchising authorities may not file complaints with the FCC unless they have actually received subscriber complaints, and individual subscribers may not file complaints with the FCC.

            Carriage  of  Broadcast  Television  Signals.  The  1992  Cable  Act
established new signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993, and the second elections were made in October 1996. The next election will be made in October, 1999. Stations are generally considered local to a cable system where the system is located in the station's Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system will change. The FCC has determined that, effective January 1, 2000, the market of a TV station will be its designated market area ("DMA"), as determined by Nielsen. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. Galaxy carries some stations pursuant to must-carry and others pursuant to retransmission consent agreements. In some cases, Galaxy agreed to carry additional services, like fX, pursuant to retransmission consent agreements.

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

            Other Requirements Imposed on Cable Operators.

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

            Technical and Service Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee ("NTSC") video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with cable system signal leakage. The 1992 Cable Act requires the FCC to update periodically its technical standards. The 1996 Telecom Act requires regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The 1996 Telecom Act also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

            The 1996 Telecom Act exempts from cable franchise requirements those telecommunications services provided by a cable operator or its affiliate. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service under the cable franchise.

            Franchise Fees and Renewal. Although franchising authorities may impose franchise fees under the 1984 Cable Act, as amended by the 1996 Telecom Act, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. Franchise fees apply only to revenues for cable services and do not apply to revenues that a cable operator derives from providing new telecommunication services. Franchising authorities are permitted to charge a fee for any telecommunications provider's use of public right-of-way.

            The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

            The 1992 Cable Act made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error." To date, all of the material franchises relating to the Company's Systems eligible for renewal have been renewed or extended at or prior to their stated expirations. At any given time, one or more of the Company's franchises may be involved in the renewal process. There can be no assurance that all franchise authorities will continue to consent to franchise renewals and/or franchise transfers to the Company in the future or that the terms and conditions or any such renewals and/or transfers will be acceptable to the Company and will not have a material adverse effect.

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

            Ownership. The 1996 Telecom Act eliminates the 1984 Cable Act provisions prohibiting LECs from providing video programming directly to customers within their local exchange telephone service areas. Under the 1996 Telecom Act, LECs may provide video programming by radio-based systems, common carrier systems, "open video" systems or cable systems. LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. These LECs are relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as cable systems are subject to all rules governing cable systems, including franchising requirements.

            The 1996 Telecom Act prohibits a LEC or its affiliate from acquiring more than a 10 percent financial or management interest in any cable operator providing cable service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10 percent financial or management interest in any LEC providing telephone exchange service in its franchise area. A LEC and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small LECs in non-urban areas, and the FCC has granted temporary waivers of this ban.

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

            To prevent large, vertically integrated cable systems from unduly favoring their affiliated programmers, the FCC imposes a 40% limit on the number of channels which can be occupied by video programmers affiliated with the particular cable system.

            Anti-Trafficking; Transfers. The 1996 Telecom Act repealed the 1992 Cable Act's three year holding requirement, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The 1992 Cable Act requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

            Copyright. Cable television systems are subject to federal copyright licensing carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees. Adjustments in copyright royalty rates are now made through an arbitration process supervised by the U.S. Copyright Office.

            Various bills have been introduced in Congress in the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel line-up.

            Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and cable programming networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their subscribers.

            Regulatory Fees and Other Matters. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1998, cable television systems were required to pay regulatory fees of $0.44 per subscriber and the proposed fee for 1999 is $0.48 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses that cable operators often use, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

            FCC regulations also address among other things, the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; privacy requirements; application of the rules governing political broadcasts; non-duplication of network programming; deletion of syndicated programming; Equal Employment Opportunity (EEO) requirements; customer service standards; home wiring; record retention and limitations on advertising contained in children's programming. The FCC has the authority to enforce its  regulations  through  the  imposition  of  substantial  fines,  the issuance of cease and desist orders and/or the imposition of other administrative sanctions.

            Telecommunications Act of 1996. On February 8, 1996, the 1996 Telecom Act was enacted. This legislation substantially altered the regulatory environment for cable television, telecommunications and other services. Some of the provisions of the 1996 Telecom Act became effective immediately, but other provisions will not take effect until they are implemented by the FCC. This legislation reverses some of the cable rate regulation established by the 1992 Cable Act over a three-year period. The CPS rates tiers offered by certain small cable operators in certain small cable systems are deregulated immediately. The FCC's authority to regulate the CPS tier rates of all other cable operators will expire on March 31, 1999. There has been some interest on Capitol Hill to extend CPS rate regulation beyond 1999, although no formal amendment to the 1996 Telecom Act's sunset of CPS rate regulation has occurred. Rates for basic tiers (except for the small cable operator exception described previously) will continue to be subject to regulation. The legislation also: (i) eliminates the uniform rate requirements of the 1992 Cable Act where effective competition exists; (ii) requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming or channels primarily dedicated to sexually-oriented programming; (iii) adjusts the pole attachment laws; and (iv) allows cable operators to enter telecommunications markets which historically have been closed to them, while also allowing most telecommunications providers to begin providing competitive cable service in their local service areas, although buyouts of existing cable operators are prohibited.

            Cable programmers challenged the constitutionality of the provision of the 1996 Telecom Act requiring cable operators to scramble sexually-explicit or indecent adult programming. Following a judicial challenge, the FCC's rules on the scrambling of such programming became effective in May 1997.

            Telecommunications Regulation. The 1996 Telecom Act has substantially revised communications regulation in the United States. The legislation is intended to allow providers to enter communications markets that have historically been closed to them as a result of legal restrictions, as well as practical and economic considerations. At the same time, implementation of the 1996 Telecom Act may leave incumbent providers in previously closed markets sufficiently free from regulation that they will be able to defend their markets aggressively. Galaxy is unable to predict how the legislation will be implemented.

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

            At the same time, Galaxy's ability to compete in offering certain services may be adversely affected, depending on the degree and form of regulatory flexibility ultimately afforded LECs by the FCC and the states, as well as on the pricing, scope and applicability of these interconnection requirements. In addition, if Galaxy offers local exchange services within the meaning of the 1996 Telecom Act, other service providers may take advantage of the interconnection duty to require Galaxy to use its local exchange facilities to carry their customer traffic.

            The 1996 Telecom Act also opens the way for required Bell  operating companies ("RBOCs") and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the 1996 Telecom Act, RBOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act such services may be offered outside of a RBOC's local exchange service states immediately. RBOCs may offer interLATA services inside such states (in-region) when the FCC determines either that the RBOC is providing access and interconnection to a competent exchange service provider under a state-approved agreement or that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the RBOC's general terms for providing such access and interconnection. In either case, the FCC also must conclude that the RBOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act. These RBOC preconditions have been held unlawful by at least one federal court and are still being litigated. If Galaxy decides to provide interLATA service, it will likely face vigorous competition from RBOC entrants, as well as from existing long distance carriers.

            Telecommunications common carriers subject to the jurisdiction of the FCC generally must file tariffs detailing the prices and terms and conditions of services, and whether the terms offered by the carrier are just, reasonable and nondiscriminatory. The 1996 Telecom Act provides that the FCC, in response to a petition from a carrier, shall forbear from enforcing regulations, including those requiring tariffs, under certain circumstances. Such actions could free Galaxy from regulatory burdens, but might also increase the pricing flexibility of its competitors.

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

      Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The Company holds cable franchises in all areas in which they provide service where cable franchises are required. Franchises generally are granted for fixed terms and in many cases are terminable for noncompliance with material provisions. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable service rates, franchise fees, franchise term, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, franchise renewal, sale or transfer of the franchise, territory of the franchisee, indemnification of the franchising authority, use and occupancy of public streets and types of cable services provided. State and local franchising jurisdiction must be exercised consistently with federal law.

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

      Employees

      As of December 31, 1998, Galaxy had approximately 357 full-time employees and 61 part-time employees, none of whom are subject to a collective bargaining agreement. Galaxy considers its relations with its employees to be excellent. In addition, Galaxy Management employs 42 people who are dedicated primarily to servicing Galaxy.

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

      Item 3.  Legal Proceedings.

          Galaxy is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows.

          Certain customers in Mississippi have filed a class action lawsuit in the U.S. District Court for the Northern District of Mississippi alleging that the Partnership illegally charged a late fee on monthly cable bills. The Partnership has denied any liability with respect to this claim and is defending this action. Similar class actions against other cable companies have been filed in several states, some of which have been successful. At this point, management is unable to predict the likely outcome or the potential for an adverse judgment, if any. An adverse judgment against us could have a material, adverse affect on the Partnership's consolidated financial position, or future results of operations or cash flows. Management has not recorded any liability in the consolidated financial statements that may arise from the adjudication of this lawsuit.


      Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                      PART II

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for Galaxy's classes of common equity.

       Item 6.  Selected Consolidated Financial Data.

      The consolidated statement of operations data for the calendar years 1998, 1997, 1996 and 1995, , and for the period from December 23, 1994 to December 31, 1994, and the consolidated balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 set forth below have been derived from Galaxy's audited consolidated financial statements. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.

                                                                                                 Period from
                                                                                                   Dec. 23
                                                       For the years ended December 31,            1994 to
                                                   ----------------------------------------        Dec. 31
                                                1998         1997         1996         1995         1994
                                             ---------    ---------    ---------    ---------    ---------
     (Dollars in thousands)

Statement of Operations Data:

Revenues                                     $  67,291    $  68,808    $  62,337    $  29,995    $     577
                                             ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Systems operations                            31,343       31,503       28,353       13,219          260
  Selling, general and administrative            8,087        8,130        6,439        3,681           99
   Management fee to affiliate                   3,028        3,092        2,804        1,605           32
  Depreciation and amortization                 24,415       24,673       21,739       10,206          214
                                             ---------    ---------    ---------    ---------    ---------
    Total operating expenses                    66,873       67,398       59,335       28,711          605
                                             ---------    ---------    ---------    ---------    ---------
Operating income (loss)                            418        1,410        3,002        1,284          (28)

  Interest expense                             (20,914)     (21,037)     (20,133)     (10,422)        (153)
  Other income (expense)                        (4,350)        (421)         219          608            6
                                             ---------    ---------    ---------    ---------    ---------
Net loss                                     $ (24,846)   $ (20,048)   $ (16,912)   $  (8,530)   $    (175)
                                             =========    =========    =========    =========    =========
EBITDA (a)                                   $  24,833    $  26,083    $  24,741    $  11,490    $     186
                                             =========    =========    =========    =========    =========

Balance Sheet Data (at end of period):
Total assets                                 $ 151,743    $ 207,048    $ 217,498    $ 199,913    $ 102,736
Total long-term debt and other obligations     152,446      179,250      169,738      145,527       67,215
Partners' capital (deficit)                    (19,635)       5,211       25,259       42,171       35,521

(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating Galaxy because it is a measure widely used in the cable industry to evaluate a cable company's performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Galaxy's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      Overview

      In each of the past three years, the cable television systems (the "Systems") have generated substantially all of their revenues from fees for monthly basic and premium subscriptions and from one-time charges such as installation and service charges. Minimal additional revenues were generated from the sale of advertising and from home shopping networks.

      The Systems increased revenues from 1996 to 1997, due primarily to rate increases. Total revenues decreased from 1997 to 1998, primarily as a result of system dispositions. Total systems operations expenses and selling, general and administrative expenses increased from 1996 to 1997, but at a lesser amount than revenues. These expenses decreased from 1997 to 1998, primarily as a result of system dispositions. Although Galaxy expects to experience increases in programming expenses for the foreseeable future, Galaxy believes it will be able to increase its rates for cable services to recover increases in the costs of programming to the extent such increases exceed the general rate of inflation. The high level of depreciation and amortization associated with the acquisitions and capital expenditures related to continued construction and upgrading of the Systems, together with interest costs related to Galaxy's financing activities, have caused Galaxy to report net losses. Galaxy believes that such net losses are common for cable television companies.

      The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis:

                                               1996                 1997                  1998
                                         ----------------    --------------------  ------------------
                                                  % of                      % of                % of
                                          Amount Revenues     Amount     Revenues   Amount    Revenues
                                         -------  ------      -------      -----    -------     -----
  (Dollars in Thousands)
Revenues                                $ 62,337    100.0%    $ 68,808    100.0%    $ 67,292    100.0%

Operating expenses:
  System operations                       28,353     45.5%      31,503     45.8%      31,343     46.6%
  Selling, general and administrative      6,439     10.3%       8,130     11.8%       8,087     12.0%
  Management fee to affiliate              2,804      4.5%       3,092      4.5%       3,028      4.5%
  Depreciation and amortization           21,739     34.9%      24,673     35.9%      24,415     36.3%
                                        --------    -----     --------    -----     --------    -----

  Total operating expenses                59,335     95.2%      67,398     98.0%      66,873     99.4%
                                        --------    -----     --------    -----     --------    -----

Operating income (loss)                    3,002      4.8%       1,410      2.0%         419      0.6%

  Interest expense                       (20,133)   (32.3%)    (21,037)   (30.5%)    (20,914)   (31.1%)
  Interest income                             36      0.1%          24      0.0%          53      0.1%
  Gain (loss) on sale of assets              176      0.0%        (226)    (0.3%)     (4,088)    (6.1%)
  Other income (expense),net                   7      0.3%        (219)    (0.3%)       (316)    (0.4%)
                                        --------    -----     --------    -----     --------    -----

Net loss                                $(16,912)   (27.1%)   $(20,048)   (29.1%)    (24,846)   (36.9%)
                                        ========    =====     ========    =====     ========   ======

EBITDA (a)                                24,741     39.7%      26,083     37.9%      24,834     36.9%


(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating Galaxy because it is a measure widely used in the cable industry to evaluate a cable company's performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Galaxy's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

            Revenues. Revenues decreased $1.5 million or 2.2% from $68.8 million in 1997 to $67.3 million in 1998. The decrease in subscribers is mainly attributable to the disposition of certain cable systems made during 1998. The decrease in subscribers was partially offset by an increase of $1.10 or 3.0% in revenue per subscriber from $33.60 in 1997 to $34.61 in 1998. Basic revenue as a component of total revenue decreased by .5% from 79.6% in 1997 to 79.1% in 1998. The decreases were also partially offset by an increase in Distance Learning revenue of $0.3 million from $0.05 million in 1997 to $0.4 million in 1998.
Revenue from the sale of advertising and home shopping royalties increased approximately $0.1 million or 34.2% from $0.4 million in 1997 to $0.5 million in 1998.

            Company operations expenses. Company operations expenses decreased $0.2 million or 0.6% from $31.5 million in 1997 to $31.3 million in 1998. The decrease is mainly attributable to the disposition of certain cable systems made during 1998. Company operations expenses as a percent of revenues, increased from 45.8% in 1997 to 46.6% in 1998. Programming expenses which increased $1.2 million represented the largest portion of the increase in systems operations expenses having increased from 22.2% of revenues in 1997 to 24.4% of revenues in 1998.

            Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.04 million or .5% from $8.14 million in 1997 to $8.1 million in 1998. As a percentage of revenue, selling, general and administrative expenses increased from 11.8% in 1997 to 12.0% in 1998. The increase as a percentage of revenue was primarily attributable to a decrease in the amount of reimbursements from programmers of $0.8 million or 85.5% from $0.9 million in 1997 to $0.1 million in 1998.

            Management fees to affiliates. Management fees to affiliates decreased $0.06 million or 1.9% from $3.09 million in 1997 to $3.03 million in 1998. The decrease was directly proportional to the decrease in revenue, as management fees are fixed by contract at 4.5% of revenue.

            Depreciation and amortization expense. Depreciation and amortization expense decreased $0.2 million or.8% from $24.6 million in 1997 to $24.4 million in 1998. The decrease was mainly attributable to the disposition of certain cable systems in 1998. As a percentage of revenue, depreciation and amortization expenses increased from 35.9% in 1997 to3 6.3% in 1998.

            Interest expense. Interest expense decreased $0.1 million or .5% from $21.0 million in 1997 to $20.9 million in 1998. The decrease was due to the reduction of debt associated with the sale of certain cable systems in 1998. Interest expense as a percentage of revenue increased from 30.5% ion 1997 to 31.1% in 1998.

            Other expense, net. Other expense, net, increased $4.0 million from $0.4 million in 1997 to $4.4 million in 1998. The increase was due primarily an increase in loss on sale of assets of $3.9 million from a loss of $0.2 million in 1997 to a loss of $4.1 million in 1998. This decrease was offset slightly by an increase in interest income.

            Net loss. Net loss increased 24.0% or $4.8 million from $20.0 million in 1997 to $24.8 million in 1998, as a result of the factors discussed above. As a percentage of revenue, net loss increased from 29.1% in 1997 to 36.9% in 1998.

            EBITDA. EBITDA decreased $1.2 million or 4.6% from $26.0 million in 1997 to $24.8 million in 1998. As a percent of revenue, EBITDA decreased from 37.9% in 1997 to3 6.9% in 1998.

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

            Revenues. Revenues increased $6.5 million or 10.4%, from $62.3 million in 1996 to $68.8 million in 1997. The increase in revenues reflected an increase of $1.99 or 8.5% in basic revenue per subscriber from $23.41 in 1996 to $25.40 in 1997, partially offset by a 5,256 or 2.9% decrease in the number of subscribers from 182,552 in 1996 to 177,296 in 1997 as the Company began adjusting its portfolio of Systems. As a result, revenues from basic cable services as a component of total revenues increased by 11.5% or $5.6 million from 1996 to 1997. Revenues from distance learning began in the fall of 1997. For the four months for which such services were offered in 1997, the Company generated revenues totaling approximately $50,000. Revenues from the sale of advertising and home shopping royalties increased $140,432 or 47.8% from $293,501 in 1996 to $433,933 in 1997.

            Company operations expenses. Company operations expenses increased $3.2 million or 11.1%, from $28.3 million in 1996 to $31.5 million in 1997. The growth in expenses was due primarily to increases in programming and other subscriber related expenses which generally vary with the number of systems and subscribers and the increased number of channels that the Company added to a number of systems. Company operations expenses, as a percentage of revenues, increased slightly from 45.5% in 1996 to 45.8% in 1997. Programming expenses, which increased $2 million, represented the largest portion of the increase in systems operations expenses, having increased as a percentage of revenues from 21.5% in 1996 to 22.4% in 1997.

            Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.7 million or 26.3%, from $6.4 million in 1996 to $8.1 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased to 11.8% in 1997 from 10.3% in 1996. The increase in such expenses was primarily attributable to a decrease in cooperative marketing support from programmers. Such support partially offset marketing expenses and decreased from $1.4 million in 1996 to $0.7 million in 1997.

            Management fees. Management fees to affiliates increased $0.3 million or 10.3%, from $2.8 million in 1996 to $3.1 million in 1997. The increase was directly proportionate to the increase in revenue as management fees were fixed at 5.0% of revenue.

            Depreciation and amortization expense. Depreciation and amortization expense increased approximately $2.9 million or 13.5%, from $21.7 million in 1996 to $24.7 million in 1997. Depreciation and amortization increased from 34.9% of revenues in 1996 to 35.9% of revenues in 1997. This increase was due to the increase in fixed assets during 1997, primarily due to increased deployment of fiber optic cable and ongoing upgrades of certain acquired cable systems.

            Interest expense. Interest expense increased approximately $0.9 million, or 4.5%, from $20.1 million in 1996 to $21.0 million in 1997. Interest expense, as a percentage of revenues, decreased from 32.3% in 1996 to 30.5% in 1997. The average interest rate on indebtedness declined from 12.4% in 1996 to 11.4% in 1997 as a result of lower borrowing costs under the Revolving Credit Facility due to lower rates, partially offset by increased average debt amounts outstanding.

            Other income (expense), net. Other income (expense), net decreased from income of $0.2 million during 1996 to a net expense of $0.4 million during 1997. This change of $0.6 million was mainly due to a loss on the sale of assets during 1997 in the amount of $0.2 million.

            Net loss. Net loss increased 18.5%, or approximately $3.1 million, from $16.9 million in 1996 to $20.0 million in 1997, as a result of the factors discussed above. As a percentage of revenues, net loss increased from 27.1% in 1996 to 29.1% in 1997.

            EBITDA increased $1.3 million or 5.4%, from $24.7 million in 1996 to $26.1 million in 1997, due primarily to the increase in revenues partly offset by an increase in systems operations and selling, general and administrative expenses. As a percentage of revenues, EBITDA decreased from 39.7% in 1996 to 37.9% in 1997, primarily as a result of the increases in systems operations and selling, general and administrative expenses discussed above.

      1996 Acquisitions and Trades

      Galaxy acquired various assets comprising cable television systems during 1996. Following is a brief discussion of each transaction.

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

      1997 Acquisitions and Dispositions

      Galaxy acquired and disposed of various assets comprising cable television systems during 1997. Following is a brief discussion of each transaction.


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

            On April 7, 1997, Galaxy sold its cable television system located in Five Points, South Carolina, representing 311 basic subscribers for $372,645, or approximately $1,200 per subscriber. Galaxy used most of the proceeds from this sale to pay down principal of the revolving note.

      On August 1, 1997, Galaxy sold its cable television systems located in Lake Murray, South Carolina, representing 587 subscribers for $587,000 or $1,000 per subscriber. Galaxy retained ownership of all related equipment located in the two head-end facilities. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in Lauderdale County, Mississippi, representing 833 subscribers for $1.12 million or $1,350 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1997, Galaxy sold its cable television systems located in South Kansas, representing 1,346 subscribers for $1.25 million or $932 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      1998 Acquisitions, Dispositions and Trades

      Galaxy acquired and disposed of various assets comprising cable television systems during 1998. Following is a brief discussion of each transaction.

      On January 15, 1998, Galaxy sold its cable television systems located in Wyoming and Idaho, representing 4,000 subscribers for $4.9 million or $1,225 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On February 1, 1998, Galaxy sold its cable television system located in Hooper, Nebraska, representing 242 subscribers for approximately $262,000, or approximately $1,080 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold two cable television systems located in Olathe, Kansas, and Independence, Missouri, representing 269 subscribers for approximately $190,000, or approximately $706 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 31, 1998, Galaxy sold six cable television systems located in and around Ottawa County, Kansas, representing 752 subscribers for approximately $623,000, or approximately $830 per subscriber.

      On March 31, 1998, Galaxy purchased one cable television system located in
Brooks  and  Colquitt  Counties  in  Georgia,   representing  approximately  300
subscribers for approximately $141,000, or approximately $470 per subscriber.

      On March 31, 1998, Galaxy traded four cable television systems located in and around Sheridan County, Nebraska, representing approximately 850 subscribers for one cable television system located in Jefferson County, Colorado, representing approximately 730 subscribers.

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

      On June 30, 1998, Galaxy sold all of its cable television systems located in central Georgia, representing approximately 5,100 subscribers for approximately $6,120,000, or approximately $1,200 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

       On July 31, 1998,  Galaxy sold two cable  television  systems  located in
Kansas,   representing   201  subscribers   for   approximately   $171,000,   or
approximately $850 per subscriber.

      On August 20, 1998, Galaxy sold 25 cable television systems, 13 systems located in Iowa and 12 systems located in Missouri, representing approximately 3,972 subscribers for approximately $3,178,000, or approximately $800 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

       On August 31, 1998, Galaxy sold nine cable television systems located in Southwest Georgia, representing approximately 2,225 subscribers for approximately $2,760,000, or approximately $1,240 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On August 31, 1998, Galaxy sold 23 cable television systems, 14 systems located in Illinois and nine in Nebraska, representing approximately 3,210 subscribers for approximately $2,758,000, or approximately $860 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On November 30, 1998, Galaxy sold its cable television systems located in Louisiana, representing 5,575 subscribers for approximately $9,500,000, or approximately $1,700 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1998, Galaxy sold one cable television system located in Hawkins County, Tennessee, representing approximately 1,740 subscribers for approximately $2,050,000, or approximately $1,177 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On December 31, 1998, Galaxy sold 72 cable television systems located in Illinois, Missouri and Kansas, representing approximately 8,300 subscribers for approximately $6,200,000, or approximately $750 per subscriber. In addition, Galaxy realized a 40% equity position in Galaxy American Communications, LLC ("GAC"). Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      Pending Transactions

      On December 30, 1998, Galaxy entered into an asset exchange agreement with Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc., whereby Galaxy will exchange 1 cable television system plus pay $19.6 million in cash for 8 cable television systems from MCI. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. This pending acquisition is dependent on Galaxy obtaining various approvals and sufficient financing.

      On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On March 8, 1999, Galaxy signed an asset purchase agreement to sell ten SMATV's located around Kansas City, Missouri, representing at least 1,070 subscribers for approximately $1,350,000, or approximately $1,260 per subscriber. Galaxy retained ownership of all related equipment located in the head-end facilities. Galaxy will use the proceeds from this sale to pay down principal of the revolving note.

      On March 23, 1999, Galaxy signed an asset purchase agreement to sell 21 cable television systems located in Alabama, representing approximately 5,800 subscribers for approximately $8,500,000, or approximately $1,465 per subscriber. Galaxy will use the proceeds from this sale to pay down principal of the revolving note.

      Liquidity and Capital Resources

     The Partnership has incurred losses each year since its inception and has a partnership deficit of $19.6 million at December 31, 1998. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1998, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million, which was used to pay down the balance on its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

     The cable television business requires substantial financing for construction, expansion and maintenance of plant. Galaxy intends to continue pursuit of a business strategy that includes selective acquisitions. Since December of 1994 Galaxy received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior Managers. Galaxy also received equity from Vantage Cable totaling approximately $6.4 million. Galaxy had an aggregate of $152.4 million of indebtedness as of December 31, 1998, representing $119.6 million of senior subordinated notes (net of unamortized discount of $0.4 million), $30.5 million drawn under Galaxy's revolving line of credit (See "The Revolving Credit Facility and Term Loan"), and $2.3 million in various other obligations. Net payments were made under Galaxy's revolving line of credit of approximately $29 million during 1998. Galaxy anticipates that operating cash flows, borrowings under its revolving line of credit and sales proceeds of assets sold outside its Core Areas will provide sufficient funds necessary to meet debt service, working capital and capital expenditure needs.

      Galaxy provided net cash by operating activities of $4,104,091 in 1997 and $1,384,698 in 1998, respectively, a decrease in net cash provided by operating activities of $2,719,393. This reduction is mainly due to an increase in the cash used to reduce accounts payable and accrued expenses from $1,637,383 in 1997 to $3,837,431 in 1998.

      Galaxy used net cash in investing activities of $13,279,244 in 1997, and provided net cash by investing activities of $26,197,766 in 1998, an increase in net cash provided by investing activities of $39,477,010. This increase is mainly due to an increase in proceeds from sales of cable television systems, and a reduction in capital expenditures.

      Galaxy provided net cash by financing activities of $9,239,906 in 1997, and used net cash in financing activities of $27,771,785 in 1998, an increase in net cash used in financing activities of $37,011,691, mainly due to the payment of principal on the revolving line of credit.

      Capital Expenditures

      During 1998, Galaxy's capital expenditures (exclusive of system acquisitions) were approximately $12.9 million. These capital expenditures were used to add channels, construct wide-area networks for distance learning and data services and purchase new computer equipment and software to enhance communications and data traffic between employees and Galaxy subscribers. Based on its present liquidity and capital resources, Galaxy currently anticipates capital expenditures over the next two years will total approximately $20.0 million. Galaxy is considering additional financing alternatives. To the extent any such financing is successful, the company will use proceeds for additional capital expenditures and, accordingly, its capital expense budget will be increased. These capital expenditures will be used primarily to continue the installation of fiber optic cable, purchase digital equipment and to allow for the reduction in the number of headends. These expenditures also include expansion and replacement of headend buildings; rewires of associated electronic equipment and for the purchase of new vehicles, test equipment and computer equipment. The remaining capital items include the expenditures required to add new subscribers and the expansion and upgrade of the cable television facilities. Galaxy expects to finance the anticipated capital expenditures described above with cash flows generated from operations, borrowings under the Revolving Credit Facility, proceeds from system sales and other debt as necessary.

      The Revolving Credit Facility and Term Loan

      The Term Loan Agreement was amended in September 1995 to a Revolving Credit Facility ("the Revolver"). The Revolver, which has been periodically amended, with the latest amendment occurring in March 1999, allows the
Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converts to a term loan. The first principal payment is due on December 31, 1999, in an amount equal to 22% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. The Revolver will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolver.

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

      The payment of principal and interest on the Notes is subordinated in right of payment to the Revolver. The Notes will rank pari passu with all other senior subordinated indebtedness of Galaxy, if any, and is senior to all subordinated debt of Galaxy.

      The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements.

      Year 2000

      The year 2000 ("Y2K") issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. This section is a Year 2000 Readiness Disclosure.

      During 1998, Galaxy has put a program in place designed to bring information systems and software into Y2K compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and cable television systems. Galaxy's program recognizes that date sensitive systems may fail at different points in time depending on their function. Galaxy is utilizing internal personnel, contract programmers and vendors to identify Y2K issues, modify code and test the modifications. In most cases, these third party programmers and vendors have verified their Y2K compliance with Galaxy. In some cases, non-compliant software and hardware will be replaced. The steps Galaxy has taken in this program include (1) planning and awareness, (2) identification of where failures may occur, (3) resolution including repair, upgrade, etc. and (4) deployment of compliant systems. The first two steps, planning and awareness and identification are largely completed.

      The following table illustrates Galaxy's present status of completion of each step of its Y2K program.

                                       Percentage                Expected
                                        completed               Completion
      Phase                         within each step               Date
     -----------------------        ----------------         ---------------

      Planning and awareness               95%                   June 1999
      Identification                       95%                September 1999
      Resolution                           80%                September 1999
      Deployment                           70%                September 1999


      The completion dates set forth above are based on Galaxy's current expectations. However, due to the uncertainties inherent in the Y2K issue, no assurances can be given as to whether such projects will be completed on such dates. Galaxy expects the total incremental cost of the Y2K issue to be approximately $100,000. This estimated cost does not include any normal ongoing costs for computer hardware or software that would be replaced even without the presence of the Y2K issue. The occurrence of these costs is expected during 1999, and the majority of these costs have been and will be provided from operations.

      Galaxy has been focusing its efforts on identification, resolution and deployment of its Y2K exposures and has not yet developed significant contingency plans in the event it encounters unknown events. Galaxy intends to examine its status periodically to determine whether such plans are necessary.

      The failure to correct a material Y2K problem could result in an interruption or failure of certain important business operations. Management believes that its Y2K program will significantly reduce Galaxy's risks associated with the changeover to the Y2K and has implemented certain contingency plans to minimize the effect of any potential Y2K related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that Galaxy has deemed critical in regard to customer service, business operations, financial impact or safety.

      Customer service networks and/or automated voice response systems failure could prevent access to customer account information, hamper installation scheduling and disable the processing of pay-per-view requests. Galaxy plans to have its customer service representatives answer telephone calls from customers in the event of outages and expects to retrieve needed customer information manually from the billing service provider.

      Galaxy is dependent in some way on third-party vendors. For example, if a cable programmer encounters Y2K problems that impede its ability to deliver its programming, Galaxy will be unable to provide that programming to its cable customers. Galaxy has attempted to ascertain their state of Y2K readiness through questionnaires, interviews, industry group participation and other available means. Galaxy has not received any response from third-party vendors that indicate a problem with the Y2K issue. There can be no assurance, however, that such a problem may occur.

      A failure of the services provided by Convergys could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. Galaxy plans to prepare electronic backup records of its customer billing information prior to the Y2K to allow for data recovery. In addition, Galaxy continues to monitor the Y2K readiness of Convergys.

      Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in Galaxy's programming. Galaxy anticipates that it can minimize such effect by manually resetting the dates each day until the equipment is repaired.

      In the event that the local public utility cannot supply power, Galaxy will not be able to supply power to most of its cable headends and office sites.

      The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by Galaxy due to the numerous uncertainties and variables associated with such scenarios.

      Despite Galaxy's efforts in solving the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Galaxy's business, financial condition, and results of operations and business prospects.

      Inflation

      Galaxy does not believe that inflation in the United States in recent years has had a significant effect on results on operations.

            Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the Partnership). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction.

      Management of the Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Partnership's results of operations or its financial position.

      Safe Harbor under the Private Securities Litigation Reform Act Of 1995

      The statements contained in the Form 10-K relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward-looking statements and may be affected by a number of factors. These factors include the receipt of regulatory approvals, the success of Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

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

      Galaxy expects to continue its subscriber growth and launch additional systems. Moderate increases in revenues and subscribers are anticipated in 1999; however, the rate of increase cannot be estimated with precision or certainty. Galaxy believes that general and administrative expenses and depreciation and amortization expense will continue to increase to support overall growth.

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

      Item 7a.    Qualitative and Quantitative Disclosures about Market Risks.

      Galaxy is not directly exposed to any foreign exchange rates or commodity price fluctuations.

      Galaxy is exposed to changes in interest rates due to its variable rate of interest (LIBOR plus 3.25%) on its revolving line of credit.

      Based on Galaxy's variable debt at December 31, 1998, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $328,000. This amount was calculated using the variable interest rate in effect at December 31, 1998, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

      Item 8.   Financial Statement and Supplementary Data.


                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


                                                                          Page

Consolidated Financial Statements:

     Report of Independent Accountants                                     F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997          F-3

     Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997 and 1996                                    F-4

     Consolidated Statements of Changes in Partners' Capital (Deficit)
       for the Years Ended December 31, 1998, 1997 and 1996                F-5

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996                                    F-6

     Notes to Consolidated Financial Statements                            F-7

Financial Statement Schedule:

     Report of Independent Accountants on Financial Statement Schedule    F-24


     Schedule II - Valuation and Qualifying Accounts                      F-25


All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or financial statement schedule.

                      Report of Independent Accountants



To the Partners
Galaxy Telecom, L.P.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the consolidated financial position of Galaxy Telecom, L.P. and subsidiary (the "Partnership") at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                    PricewaterhouseCoopers LLP

Austin, Texas
February 19, 1999,
except for Notes 7 and 12, as to
which the date is March 31, 1999

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                        -----------------------------
                                                                            1998             1997
                                                                        ------------    -------------
                                   ASSETS

Cash and cash equivalents                                                $ 2,213,777      $ 2,403,098
Subscriber receivables, net of allowance for doubtful accounts of
   $116,572 and $154,692, respectively                                     4,334,563        5,424,260
Systems and equipment, net                                               104,197,674      138,729,592
Intangible assets, net                                                    38,260,678       57,193,102
Prepaids and other                                                         2,735,940        3,297,573
                                                                        ------------    -------------
       Total assets                                                    $ 151,742,632    $ 207,047,625
                                                                     ===============  ===============
            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses                                   $ 14,854,052     $ 17,152,286
Subscriber deposits and deferred revenue                                   4,078,407        5,434,097
Long-term debt and other obligations                                     152,445,620      179,250,312
                                                                        ------------    -------------
       Total liabilities                                                 171,378,079      201,836,695
                                                                        ------------    -------------
Commitments and contingencies

Partners' capital (deficit):
   General partners                                                      (19,635,447)               -
   Limited partners                                                                -        5,210,930
                                                                        ------------    -------------
       Total partners' capital (deficit)                                 (19,635,447)       5,210,930
                                                                        ------------    -------------
       Total liabilities and partners' capital (deficit)               $ 151,742,632    $ 207,047,625
                                                                     ===============  ===============

                                      F-3


                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Years Ended December 31,
                                         ------------------------------------------
                                              1998            1997            1996
                                         ------------    ------------    ------------
Revenues                                 $ 67,291,506    $ 68,807,763    $ 62,337,218
                                         ------------    ------------    ------------
Operating expenses:
   Systems operations                      31,343,006      31,502,762      28,353,154
   Selling, general and administrative      8,086,624       8,129,733       6,439,308
   Management fee to affiliate              3,028,118       3,092,354       2,804,374
   Depreciation and amortization           24,415,370      24,672,569      21,738,425
                                         ------------    ------------    ------------
       Total operating expenses            66,873,118      67,397,418      59,335,261
                                         ------------    ------------    ------------
Operating income                              418,388       1,410,345       3,001,957

Interest expense                          (20,914,341)    (21,036,934)    (20,132,735)
Interest income                                52,533          23,710          36,128
Gain (loss) on sale of assets              (4,088,370)       (226,185)        183,095
Other income (expense), net                  (314,587)       (218,818)           (384)
                                         ------------    ------------    ------------
       Net loss                          $(24,846,377)   $(20,047,882)   $(16,911,939)
                                         ============    ============    ============

  The accompanying  notes are an integral part of the consolidated financial statements.


                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES
                        IN PARTNERS' CAPITAL (DEFICIT)

                                                                    Limited Partners
                           General      -------------------------------------------------------------------------
                          Partners         Class B         Class C         Class D         Class E          Total          Total
                        ------------    ------------    ------------   ------------    ------------   ------------   ------------
Balance, December 31,
  1995                  $ 35,169,751    $      1,000    $    416,000   $  6,384,000    $    200,000   $  7,001,000   $ 42,170,751

Net loss                 (16,911,939)           --              --             --              --             --      (16,911,939)
                        ------------    ------------    ------------   ------------    ------------   ------------   ------------
Balance, December 31,
  1996                    18,257,812           1,000         416,000      6,384,000         200,000      7,001,000     25,258,812

Net loss                 (18,257,812)           (256)       (106,366)    (1,632,311)        (51,137)    (1,790,070)   (20,047,882)
                        ------------    ------------    ------------   ------------    ------------   ------------   ------------
Balance, December 31,
  1997                          --               744         309,634      4,751,689         148,863      5,210,930      5,210,930

Net loss                 (19,635,447)           (744)       (309,634)    (4,751,689)       (148,863)    (5,210,930)   (24,846,377)
                        ------------    ------------    ------------   ------------    ------------   ------------   ------------
Balance, December 31,
  1998                  $(19,635,447)   $       --      $       --     $       --      $       --     $       --     $(19,635,447)
                        ============    ============    ============   ============    ============   ============   ============

  The accompanying  notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                            1998            1997            1996
                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                            $(24,846,377)   $(20,047,882)   $(16,911,939)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation expense                                 20,572,418      20,554,588      17,646,095
    Amortization expense                                  3,842,952       4,117,981       4,092,330
    Amortization included in interest expense             1,269,126         934,770       1,294,650
    Financeable interest                                       --              --           597,849
    Provision for doubtful accounts receivable            1,209,797       1,992,318       1,229,536
    Loss on disposal of cable systems                     4,088,370         226,185            --
    Gain on disposal of equipment                              --              --          (183,095)
    Changes in assets and liabilities:
     Subscriber receivables                                (120,100)     (1,418,451)     (3,715,522)
     Prepaids and other                                     561,633      (1,288,805)       (397,610)
     Accounts payable and accrued expenses               (3,837,431)     (1,637,383)      7,751,279
     Subscriber deposits and deferred revenue            (1,355,690)        670,770       2,116,914
                                                       ------------    ------------    ------------
       Net cash provided by operating activities          1,384,698       4,104,091      13,520,487
                                                       ------------    ------------    ------------
Cash flows from investing activities:
   Acquisition of cable systems - net of trades            (999,452)       (825,000)    (16,009,136)
   Proceeds from sales of cable systems                  38,619,045       3,304,334            --
   Proceeds from sale of equipment                             --              --           683,172
   Acquisition of capital assets                        (11,337,085)    (15,222,381)    (21,397,549)
   Other intangible assets                                  (84,742)       (536,197)       (873,882)
                                                       ------------    ------------    ------------
       Net cash provided by (used in) investing
        activities                                       26,197,766     (13,279,244)    (37,597,395)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Borrowings under term debt and revolver               10,825,000      12,400,000      38,226,377
   Payments under term debt and revolver                (39,550,000)     (3,051,377)    (14,893,894)
   Borrowings under other debt                            4,014,110         259,386         372,663
   Payments under other debt                             (2,153,802)       (368,103)       (311,925)
   Payment of debt issue costs                             (907,093)           --          (408,803)
                                                       ------------    ------------    ------------
       Net cash provided by (used in) financing
        activities                                      (27,771,785)      9,239,906      22,984,418
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents       (189,321)         64,753      (1,092,490)
Cash and cash equivalents, beginning of year              2,403,098       2,338,345       3,430,835
                                                       ------------    ------------    ------------
Cash and cash equivalents, end of year                 $  2,213,777    $  2,403,098    $  2,338,345
                                                       ============    ============    ============

  The accompanying  notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization:

     Galaxy Telecom, L.P. (the "Partnership"), a Delaware limited partnership, was formed in December 1994 to acquire, develop, hold, improve, construct, manage, operate and use cable television systems and related businesses in fifteen states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida.

     The Partnership has incurred losses each year since its inception and has a partnership deficit of $19.6 million at December 31, 1998. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1998, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million, which was primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.



     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiary, Galaxy Telecom Capital Corp. ("Capital Corp."). All intercompany transactions have been eliminated in consolidation. Capital Corp. was formed in July 1995 and maintains a capitalization of $1,000 for the purpose of co-issuing, with the Partnership, the Senior Subordinated Notes (see Note 7). Capital Corp. does not have any operations other than its related purpose as co-issuer. Investments in 20- to 50-percent-owned affiliates are accounted for using the equity method (see Note 10).

     Partners

     The general partners include Galaxy Telecom Investments, L.L.C. and Galaxy Telecom, Inc. with 99% and 1% interests, respectively. The limited partners include Galaxy Telecom Investments, L.L.C. (Class B), Galaxy Telecom, Inc. (Class C and E), and Vantage Cable Associates, L.P. (Class D). Class C, D and E limited partnership interests are subject to reductions resulting from potential set-off adjustments to the respective cable television system acquisitions.

     Priority Returns

     The Partnership agreement establishes priority returns for the general and certain limited partners compounded annually on the respective partners' unreturned contributions. Limited partner priority returns range from 9 percent to 10 percent through 1999, and thereafter up to a maximum of 18 percent in annual 2 percent increments. General partner priority returns increase to a maximum of 35 percent. The cumulative priority return totaled approximately $95,487,000, $57,553,000 and $31,291,000 at December 31,
     1998, 1997 and 1996, respectively.

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

2.   Summary of Significant Accounting Policies:

     Cash Equivalents

     Cash equivalents include highly liquid investments purchased with an original maturity of three months or less. There were no cash equivalents at December 31, 1998 and 1997.

     Concentrations of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk are cash and cash equivalents and subscriber and other receivables. The Partnership invests excess cash in short-term liquid money instruments issued by significant financial institutions. Cash balances in excess of the federally insured limit totaled approximately $3.0 million and $2.0 million at December 31, 1998 and 1997, respectively. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2. Summary of Significant Accounting Policies, continued:

     Concentrations of Credit Risk, continued:

     geographical dispersion through approximately 540 individual cable television systems ranging in size from approximately 10 subscribers to approximately 4,800 subscribers located in small communities in the Midwest and Southeast United States, and the large number of customers with individually small balances on short payment terms.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, subscriber receivables, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fixed rate Senior Subordinated Notes (see Note 7) are valued using the closing bid price market quotes, and as a result, the fair value of the Notes at December 31, 1998 and 1997 was $127,020,000 and $133,200,000, respectively. Based on borrowing rates currently available to Galaxy for similar debt, the fair value of the revolver debt closely approximates its carrying value at December 31, 1998 and 1997.

     Revenue Recognition

     Revenues from subscribers are recognized in the month that service is provided. Installation revenues are recognized upon completion of the service provided to the subscriber, to the extent of direct selling costs, with any remaining balance deferred and recognized as revenue over the estimated period that subscribers are expected to remain connected to the cable television system.

     Marketing Costs

     Marketing costs are charged to operations in the period incurred totaling approximately $1,822,000, $1,516,000 and $243,000 for the years ended December 31, 1998, 1997 and 1996.

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

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2. Summary of Significant Accounting Policies, continued:

     Systems and Equipment

     Systems and equipment are recorded at cost including amounts for material and labor. Direct costs, including labor, associated with installations in homes not previously served by cable television are capitalized as subscriber drops. Expenditures for maintenance and repairs are charged to operations as incurred and equipment replacements and betterments are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is credited or charged to operations.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain prior year balances have been reclassified to conform to the current year's presentation.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.   Summary of Significant Accounting Policies, continued:

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the Partnership). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction.

     Management of the Partnership anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Partnership's results of operations or its financial position.

3.   Reporting Comprehensive Income:

     In 1998, Galaxy adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss reported.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4. Acquisitions and Dispositions of Cable Television Systems:

     1998 Acquisitions and Dispostions

     During 1998, the Partnership acquired one cable television system serving approximately 300 subscribers in Georgia for approximately $141,000, and traded four cable television systems serving approximately 850 subscribers in Nebraska for one cable television system serving approximately 730 subscribers in Colorado.

     During 1998, the Partnership disposed of the following cable systems:



                   Number
                      of
                    Cable                         Cash paid
                   Systems       Selling      by Partnership for       Net
   Region            Sold         Price         Selling Expense   Cash Received
   --------------  ---------   -------------    --------------   ---------------

   Alabama            18       $  2,760,000       $   179,480     $   2,580,520
   Central            27          6,120,000           136,289         5,983,711
   Illinois           36          2,596,300            48,780         2,547,520
   Iowa               18          2,572,629            40,815         2,531,814
   Kansas             20          1,579,146            24,896         1,554,250
   Louisiana           5          9,500,000            39,701         9,460,299
   Missouri           63          5,201,444            91,454         5,109,990
   Nebraska           10          2,125,100            15,146         2,109,954
   South Carolina      2          2,050,000            60,055         1,989,945
   Wyoming            17          4,930,000           178,958         4,751,042
                   ---------   -------------   ---------------   ---------------

   Total             216       $ 39,434,619        $  815,574      $ 38,619,045
                   =========   =============   ===============   ===============

   The aggregate sales price and related loss were as follows:

   Systems and equipment                           27,141,381
   Intangible assets                               15,566,034
                                               ---------------
   Assets sold                                     42,707,415

   Net sales price                                 38,619,045
                                               ---------------
   Total loss on sale                              (4,088,370)
                                               ===============

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4.   Acquisitions and Dispositions  of Cable Television Systems, continued:

     1997 Acquisitions and Dispositions

     During 1997, the Partnership acquired certain cable television systems serving approximately 1,610 subscribers in Nebraska for approximately $875,000. In 1998, the purchase price was adjusted in accordance with the amended asset purchase agreement and the Partnership paid an additional $853,000 in cash. The effect of this adjustment on systems and equipment, franchise cost and net loss was immaterial.

     During 1997, the Partnership sold certain non-core cable television systems serving approximately 3,080 subscribers in South Carolina, Mississippi and Kansas for approximately $3.3 million.

     Pending Transaction

     On December 30, 1998, the Partnership entered into an asset exchange agreement with Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc., whereby the Partnership will exchange 1 cable television system plus pay $19.6 million in cash for 8 cable television systems from MCI. The Partnership's cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. This pending acquisition is dependent on Galaxy obtaining various approvals and sufficient financing.

5.   Systems and Equipment:

     Systems and equipment consist of the following:

                                         Estimated
                                       Depreciation     Useful Life             December 31,
                                          Method           Term           1998             1997
                                       -------------   ------------- -------------    -------------
Cable television distribution
   systems:
   Head-end                            Straight-line      7 years    $  28,390,239    $  36,996,781
   Distribution plant                  Straight-line     12 years       91,011,687      106,644,279
   Subscriber drops                    Straight-line      5 years       23,783,738       27,184,290
   Other distribution                           --              --       1,029,403        1,023,188
                                                                     -------------    -------------
                                                                       144,215,067      171,848,538

Other:
   Vehicles                            Straight-line      5 years        4,672,900        4,924,324
   Buildings                           Straight-line      5 years        1,873,474        1,808,057
   Furniture, fixtures and equipment   Straight-line      5 years        5,479,623        5,127,605
   Land                                         --              --          91,000           94,000
                                                                     -------------    -------------
                                                                       156,332,064      183,802,524

Less accumulated depreciation                                          (52,134,390)     (45,072,932)
                                                                     -------------    -------------
Systems and equipment, net                                           $ 104,197,674    $ 138,729,592
                                                                     =============    =============

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.   Intangible Assets:

     Intangible assets consist of the following:

                                Amortization    Amortization              December 31,
                                   Method          Period              1998            1997
                                -------------   -------------  ------------    ------------
Goodwill, franchise costs and
 subscriber lists               Straight-line     15 years     $ 41,306,900    $ 60,848,942
Debt issuance costs:
 Senior Subordinated Notes       Level Yield      10 years        5,403,197       5,402,197
 Revolver and Term Loan          Level Yield       7 years        3,286,912       2,778,347
Other                           Straight-line     15 years        1,114,325         812,858
                                                               ------------    ------------
                                                                 51,111,334      69,842,344

Less accumulated amortization                                   (12,850,656)    (12,649,243)
                                                               ------------    ------------
Intangible assets, net                                         $ 38,260,678    $ 57,193,102
                                                               ============    ============

7.   Long-Term Debt:

     Outstanding long-term debt is as follows:


                                                   December 31,
                                              1998              1997
                                          ------------     ------------
       Revolving Credit Facility         $  30,500,000    $  59,225,000
       Senior Subordinated Notes           120,000,000      120,000,000
          Unamortized discount                (405,000)        (465,000)
       Other, including capital leases       2,350,620          490,312
                                         -------------    -------------
                Total                    $ 152,445,620    $ 179,250,312
                                         =============    =============

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.   Long-Term Debt, continued:

     Revolving Credit Facility

     The Term Loan Agreement was amended in September 1995 to a Revolving Credit Facility ("the Revolver"). The Revolver, which has been periodically amended, with the latest amendment occurring in March 1999, allows the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converts to a term loan. The first principal payment is due on December 31, 1999, in an amount equal to 22% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. The
     Revolver will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolver.

     The Revolving Credit Facility bears interest at prime plus 1.75% (9.50% and 10.25% at December 31, 1998 and 1997, respectively), payable quarterly, subject to reductions of up to 0.75% upon achievement of certain financial tests. At the Partnership's option, all or a specified portion of the Revolving Credit Facility may be converted to an adjusted LIBOR rate (LIBOR plus 3.25%) which is also subject to reductions of up to 0.75% upon achievement of certain financial tests. At December 31, 1998 and 1997, $30,500,000 and $59,225,000, respectively, of the Revolving Credit Facility had been converted to an adjusted LIBOR rate at 8.879% and 8.875%, respectively. The Partnership is required to pay a 0.50% per annum commitment fee on the unfunded portion of the Revolving Credit Facility.

     While the Partnership may elect to reduce amounts due under the Revolving Credit Facility through payments of not less than $100,000, a mandatory prepayment is required annually before each May 1 beginning in 1999, equal to 70% of the Partnership's prior year ended December 31 excess cash flow (defined as net income before interest, depreciation and amortization, management fees and other non-cash expenses, if any, reduced by required and voluntary debt service payments, capital expenditures excluding that relating to capital leases and purchase money debt, and permitted restricted payments, including distributions to partners, during the period). Mandatory prepayments which would reduce the Partnership's cash balance below $250,000 may be deferred, bearing annualized interest at 3.75% above the prime rate, payable monthly thereafter to the extent available cash exceeds $250,000. Additionally, mandatory prepayments are required in the event of asset sales with net proceeds exceeding $5 million, or asset sales with net proceeds of less than $5 million to the extent such proceeds are not reinvested in permitted cable systems within eight months or are not comprised of at least 95 percent cash, or to the extent of total insurance proceeds exceeding $500,000.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.   Long-Term Debt, continued:

     Revolving Credit Facility, continued:

     The Revolving Credit Facility sets forth certain financial covenants including a maximum total leverage ratio (total debt to operating cash flow as defined), a maximum senior debt leverage ratio, a maximum senior debt to basic subscriber ratio, minimum interest coverage, debt service coverage and fixed charge coverage ratios. Borrowings under the Revolving Credit Facility to finance acquisitions are limited by the Partnership's incurrence ratio (total debt to pro forma annualized operating cash flow, as defined).

     The Revolving Credit Facility is collateralized by the Partnership's assets. In the event of default, the lenders have the right to offset deposits against the balance due.

     Senior Subordinated Notes

     Pursuant to an indenture dated September 28, 1995 (the "Indenture") between the Partnership and Capital Corp., (together, the "Issuers"), and the Bank of New York, which acquired Boatmen's Trust Company as trustee (the "Trustee"), the Partnership issued $120 million aggregate principal amount of senior subordinated obligations (the "Notes") maturing in October 2005. The Notes bear interest at a rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

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

     The payment of principal and interest on the Notes is subordinated in right of payment to the Revolving Credit Facility and Term Loan Agreement. The Notes will rank pari passu

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


7.   Long-Term Debt, continued:

     Senior Subordinated Notes, continued

     with all other senior subordinated indebtedness of the Partnership, if any, and is senior to all subordinated debt of the Partnership.

     The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements. The Indenture requires certain equity contributions ranging from $5 million to $15 million based upon the consummation of certain cable television system acquisitions. General partner contributions totaling $15 million in December 1996 were received accordingly. No such contributions were required in 1997 or 1998.

     Five Year Maturities

     The required principal payments on the Company's long-term debt and obligations under capital leases at December 31, 1998, assuming no additional borrowings, are as follows:


     1999                                              $ 7,841,602
     2000                                                7,929,018
     2001                                                7,930,000
     2002                                                9,150,000
     2003                                                        -
     Thereafter                                        120,000,000
                                                     -------------
                                                     $ 152,850,620
                                                     =============
                                      F-17

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.   Supplemental Disclosure of Cash Flow Information:

     Interest payments during 1998, 1997 and 1996 were approximately $20.0 million, $20.8 million and $20.0 million, respectively.

     Noncash investing and financing transactions for the year ended
       December 31, 1998 were as follows:

        Acquisition of cable systems through trades
          of current systems                                          $975,099
        Capital expenditures included in accounts payable           $1,539,197

     Noncash investing and financingtransactions for the year ended
       December 31, 1997 were as follows:

        Capital expenditures included in accounts payable          $1,051,408
        Acquisition of equipment  through issuance
          of capital leases payable                                  $212,800

     Noncash investing and financingtransactions for the year ended
      December 31, 1996 were as follows:

        Capital expenditures included in accounts payable            $417,910
        Acquisition of equipment through issuance
          of capital leases payable                                  $159,585
        Acquisition of cable systems through trades
          of current systems                                       $5,993,605

9.   Commitments and Contingencies:

     Capital Leases

     The Partnership leases certain assets under capital lease agreements which expire at various dates through 2002. The lease agreements generally provide purchase options at the end of the original lease terms. Future minimum lease payments under noncancelable capital leases consist of the following:

           Year Ending
           December 31,
          ------------

                1999                                            $  33,765
                2000                                                  -
                2001                                                  -
                2002                                                  -
                2003                                                  -
                                                            -------------
           Total minimum lease payments                            33,765
           Less amounts representing interest                       2,187
                                                            -------------
           Obligations under capital leases                      $ 31,578
                                                            =============

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.   Commitments and Contingencies, continued:
     Operating Leases

     The Partnership is obligated under certain operating leases for head-end and transmission facility real estate as well as administrative facilities. Rent expense incurred in conjunction with these leases approximated $304,000, $346,000 and $298,000 during 1998, 1997 and 1996, respectively.

     Future minimum lease payments under operating leases with initial or remaining lease terms of more than one year are as follows:

          Year Ending
          December 31,
          ------------
              1999                                 $  274,990
              2000                                    234,944
              2001                                    223,604
              2002                                    194,282
              2003                                    176,566
           Thereafter                                     -
                                                   -----------
                                                   $ 1,104,386
                                                   ===========


     In addition, the Partnership, as an integral part of its cable operations, has entered into short-term lease contracts for pole usage. Rent expense approximated $1,235,000, $1,143,000 and $1,177,000 for the years ended December 31, 1998, 1997 and 1996, respectively, under such contracts.

     Employee Benefits

     The  Partnership  sponsors  a  defined  contribution  retirement  plan  for eligible employees with a minimum six-months of service with the Partnership or certain affiliates. The Partnership makes contributions on behalf of each employee of a matching amount not to exceed the employee's contribution or 8% of such employee's salary. The Partnership contributed approximately $217,000, $198,000 and $150,000 to the plan during 1998, 1997 and 1996, respectively.

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

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.   Commitments and Contingencies, continued:

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

     Cable Service Rate Regulation

     Galaxy's operations are subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals.

     In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate increases. As a result of such actions, the Partnership's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by FCC, and equipment and installation charges are based on actual costs. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9.   Commitments and Contingencies, continued:

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

     In February 1996, a telecommunications bill was signed into federal law which significantly impacts the cable industry. Most notably, the bill allows cable system operators to provide telephony services, allows telephone companies to offer video services, and provides for deregulation of cable programming service rates by 1999. The impact of the new bill cannot be determined at this time; however, management does not expect the new bill to have a significant adverse impact on the financial position or results of operations of the Partnership.

     Management of Galaxy believes that it has complied in all material respects with the provisions of the FCC rules and regulations and the provisions of local franchising authorities. Accordingly, no provision has been made in the financial statements for any potential refunds. These rules and regulations are, however, subject to judgmental interpretations, and the impact of potential rate changes or refunds ordered by local franchising authorities or the FCC could cause Galaxy to make refunds and/or lower its rates for regulated services in the future.

     Litigation

     Galaxy is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows.

     Certain customers in Mississippi have filed a class action lawsuit in the U.S. District Court for the Northern District of Mississippi alleging that the Partnership illegally charged a late fee on monthly cable bills. The Partnership has denied any liability with respect to this claim and is defending this action. Similar class actions against other cable companies have been filed in several states, some of which have been successful. At this point, management is unable to predict the likely outcome or the potential for an adverse judgment, if any. An adverse judgment against us could have a material, adverse affect on the Partnership's consolidated financial position, or future results of operations or cash flows. Management has not recorded any liability in the consolidated financial statements that may arise from the adjudication of this lawsuit.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.  Related Party Transactions:

     Management Fee to Affiliate

     The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc. ("GSMI"), an affiliate of a general partner, under which it manages the Partnership's business. In addition to reimbursing expenses, the Partnership pays a management fee monthly, in arrears based upon 5.5 percent of gross revenues as defined in the management agreement through November 1995, whereupon systems acquisitions trigger a reduction in the fee to 4.5 percent of gross revenues. Management fees and reimbursed expenses approximated $3,294,000, $3,409,000 and $3,071,000 for the years ended December 31, 1998, 1997 and
     1996. The management fee rate is subject to further pro rata reductions to a minimum of 3.5 percent in the event the management company acquires or controls other entertainment or telecommunications assets. The management agreement's initial term through December 31, 1999 may be extended annually thereafter and is subject to early termination upon the Partnership's sale or disposition of the acquired cable television systems. Partnership obligations under the management agreement are subordinate to the Partnership's long-term debt. There was no management fee payable at December 31, 1998 and 1997. The Partnership also provides and receives certain operational services from affiliates of a general partner. Included in prepaids and other are advances to such affiliates approximating $515,000 and $405,000 as of December 31, 1998 and 1997, respectively, of which approximately $205,000 and $118,000 as of December 31, 1998 and 1997, respectively, represent receivables from GSMI.

     Investment

     The Partnership has a 40 percent membership interest in Galaxy American Communications, L.L.C. ("GAC"). GAC was formed in September 1998 to acquire, develop and operate cable television systems. During the period from inception to December 31, 1998, GAC did not have any significant operations. At December 31, 1998, the Partnership's investment balance in GAC was $0 and the Partnership had a receivable balance from GAC of approximately $223,000. In January 1999, the Partnership made its required capital contribution of $800 in services to GAC and the other two members of GAC made their required capital contributions of $600 each.

     On December 31, 1998, GAC issued debt of approximately $31 million. Also, on December 31, 1998, the Partnership sold cable systems, comprising approximately 8,300 subscribers, to GAC for approximately $6.2 million and recorded a loss on the sale of $4.3 million.

     In December 1998, GSMI entered into a management agreement with GAC whereby GSMI will operate and manage the GAC cable systems. For its management services, GSMI will be paid a monthly fee of 2.5 percent of the gross monthly receipts from the GAC cable systems. Also, in January 1999, the Partnership entered into a shared cost agreement with GAC whereby the Partnership will provide services in connection with the administration of the GAC cable systems. The Partnership will be reimbursed for actual costs incurred for administrative services provided to GAC.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.  Quarterly Data, Unaudited:
     The results of operations for each of the quarters in 1998 and 1997 were as follows (thousands of dollars):


                                                  1998
                                     --------------------------------
                                  First     Second     Third     Fourth
                                 Quarter    Quarter   Quarter    Quarter
                                  -----      -----     -----      -----
Revenue                          $17,331    $17,472   $16,853    $15,636
Operating income (loss)              145        366        86       (179)
Net loss                          (3,858)    (6,571)   (8,348)    (6,069)


                                                  1997
                                     --------------------------------
                                  First     Second     Third     Fourth
                                 Quarter    Quarter   Quarter    Quarter
                                  -----      -----     -----      -----
Revenue                          $16,666    $17,305   $17,363    $17,474
Operating income                     493        586       124        207
Net loss                          (4,631)    (4,856)   (5,291)    (5,270)


12.  Subsequent Event:

     On March 23, 1999, Galaxy signed an asset purchase agreement to sell approximately 20 cable television systems located in Alabama, representing approximately 5,800 subscribers for approximately $8,500,000, or approximately $1,470 per subscriber.

                     Report of Independent Accountants on
                         Financial Statement Schedule


      To the Partners
      of Galaxy Telecom, L.P.


      Our audits of the consolidated financial statements referred to in our report dated February 19, 1999, except for Notes 7 and 12, as to which the date is March 31, 1999, appearing on page F-2 of this 1998 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the accompanying index on page F-1. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                  PricewaterhouseCoopers LLP




      Austin, Texas
      February 19, 1999

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     GALAXY TELECOM, L.P. AND SUBSIDIARY


       Column A                               Column B             Column C                Column D       Column E
----------------------------------           --------      ---------------------          --------       --------
                                                                 Additions
                                                          ------------------------
                                             Balance at  Charged to     Charged to                       Balance at
                                             Beginning    Cost and      Other Accounts   Deductions       End of
      Description                            of Period    Expenses       Describe         Describe        Period
----------------------------------           --------     --------       --------         --------       --------
Year ended December 31, 1998:
   Reserve and allowances deducted
    from asset accounts-allowance
     for uncollectible accounts               $154,692    $1,614,118       $     -        $1,652,238 (2)  $116,572

Year ended December 31, 1997:
   Reserve and allowances deducted
    from asset accounts-allowance
     for uncollectible accounts               $411,950    $1,992,318       $     -        $2,249,576 (2)  $154,692

Year ended December 31, 1996:
   Reserve and allowances deducted
    from asset accounts-allowance
     for uncollectible accounts               $834,425    $1,229,536       $ 186,791 (1)  $1,838,802 (2)  $411,950

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

      Galaxy  is  party  to  a  Management   Agreement   with  Galaxy  Systems
Management,   Inc.  ("Galaxy  Management")  with  respect  to  the  day-to-day management and operation of Galaxy's cable systems.

       The executive officers of Galaxy Management and the directors of Galaxy GP are:

    Tommy L. Gleason, Jr.....53    Chairman, Chief Executive Officer and
                                   Director of Galaxy Management and Galaxy GP
    James M. Gleason.........35    President, Chief Operating Officer of
                                   Galaxy Management and Galaxy GP
    J. Keith Davidson........43    Executive Vice President, Chief Financial
                                   Officer, Secretary and Director of Galaxy
                                   Management and Galaxy GP
    Ronald Voss..............55    Vice President - Corporate Development of
                                   Galaxy Management
    William P. Collatos......45    Director of Galaxy GP
    Kenneth T. Schiciano.....36    Director of Galaxy GP
    Richard D. Tadler........42     Director of Galaxy GP

     Tommy L. Gleason, Jr. has served as Chairman, Chief Executive Officer and a director of Galaxy Management and Galaxy GP, and a manager of Galaxy Investments since December 1994. Mr. Gleason was President of CableMaxx, Inc., a wireless cable television company, from 1993 to 1996. Since 1987, he has served as president and director of Galaxy Cablevision Management, Inc., a general partner of the managing general partner of Galaxy Cablevision, L.P. from which the Company acquired the Galaxy Cablevision Systems. Mr. Gleason is an individual general partner of Community Investment Partners, a venture capital fund in St. Louis, Missouri and is currently a director of Galaxy America Communications. Mr. Gleason began his cable television career in 1964, and from then until 1971 he was a field engineer responsible for the operation of 45 headend facilities in 11 states. From 1971 through 1976, he was a product sales manager for Essex Wire Corp. of Chicago, Illinois. From 1976 through 1982, he was President of Galaxy Communications Systems, which operated 29 cable television systems in four states. Prior to 1979, he engineered and built eight cable television systems in Illinois. Mr. Gleason is chairman of the NCTC. Mr. Gleason was inducted into the Cable TV Pioneers in 1989.

     James M. Gleason has served as President, Chief Operating Officer and a director of Galaxy Management since December 1994. Mr. Gleason also presently serves as President, Chief Operating Officer of Galaxy GP. From 1988 to 1994, he served as Vice President -- Administrative Operations of Galaxy Cablevision Management, Inc. Mr. Gleason is responsible for field office administration and customer service, computer operations, and was responsible for implementing Galaxy Management's MIS operations. He has prior experience in cable television system construction, mapping, marketing and operations. Mr. Gleason is on the board of the Small Business Cable Association and in 1992, he served as Chairman of the Board of the NCTC. Mr. Gleason has 17 years of experience in the cable television industry and is the brother of Tommy L. Gleason, Jr.

     J. Keith Davidson has served as Executive Vice President, Chief Financial Officer, Secretary and Director of Galaxy Management and Galaxy GP, director of Galaxy Management and a manager of Galaxy Investments since December 1994. Mr. Davidson is currently a director of Galaxy American Communications. From 1988 to 1994, Mr. Davidson was the Chief Financial Officer and Assistant Secretary of Galaxy Cablevision Management, Inc. Mr. Davidson has 18 years of experience in the cable television industry.

     Ronald Voss has served as Vice President, Corporate Development of Galaxy Management since December 1994. From 1986 to 1994, he was Vice President of Corporate Development of Galaxy Cablevision Management, Inc. Mr. Voss is a past director of CableMaxx, Inc. and the Wireless Cable Association International. Mr. Voss is responsible for initiating acquisitions and dispositions and has 18 years of experience in the cable television industry.

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

     Kenneth T. Schiciano has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and has been a Principal of TA Associates since January 1995. Mr. Schiciano was a Vice President of TA Associates from August 1989 to December 1994.

     Richard D. Tadler has served as director of Galaxy GP and a manager of Galaxy Investments since December 1994. Mr. Tadler has been a Managing Director of TA Associates since January 1994. From 1987 to December 1995, Mr. Tadler was a general partner of TA Associates. Mr. Tadler is a director of TechForce Corporation.

      Item 11.  Executive Compensation.

      Management Agreement

      Pursuant to the Management Agreement between Galaxy Management and Galaxy, Galaxy Management, including Messrs. Tommy L. Gleason, Jr., J. Keith Davidson, James Gleason and Ronald Voss, who are employed by Galaxy Management and are otherwise referred to as the Senior Managers, manages all aspects of the day-to-day business and operations of Galaxy. In connection therewith they undertake those activities and services that are customary in the cable television industry for the account and on behalf of Galaxy. For a more detailed description of the Management Agreement, see Item 13 of this Part III ("Certain Relationships and Related Transactions -- Management Agreement").

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

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The  following  table sets forth certain  information,  as of December 31,
1998, concerning the beneficial ownership of (i) the units of general partnership interests and limited partnership interests of Galaxy owned by each person known by Galaxy to own beneficially more than 5.0% of any class of Galaxy's partnership interests, (ii) equity securities of and member interests in Galaxy GP and Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments as a group, and (iii) member interests in Galaxy Management owned by the Senior Managers.


                             Galaxy Telecom, L.P.
                             --------------------

Name and Address of                                                          Number of        % of     % of
Beneficial Owner                        Type of Interest                      Units(1)        Class   Total Units
------------------------------------    --------------------------------     ----------      -----   ------

Galaxy Telecom Systems, Inc.            Class A General Partnership Units      133,333            1    *
                                        Class C Limited Partnership Units      416,000          100    *

Senior Managers                         Class E Limited Partnership Units      200,000          100    *

Galaxy Communications Systems, L.L.C    Class A General Partnership Units   44,491,667         99.7   86.2
                                        Class B Limited Partnership Units        1,000          100    *
                                        Class D Limited Partnership Units           -             -      -
Vantage Cable Associates, L.P.          Class D Limited Partnership Units    6,384,000          100   12.4
   c/o Farm Bureau Life Ins. Co.
   5400 University Avenue
   West Des Moines, IA 50266

                         Galaxy Telecom Systems, Inc.
                             --------------------
Name and Address of                                                          Number of        % of     % of
Beneficial Owner                        Type of Interest                      Units(1)        Class   Total Units
------------------------------------    --------------------------------     ----------      -----   ------

Galaxy Telecom, Inc.                    Common Stock                                          100      100

                    Galaxy Communications Systems, L.L.C.
                             --------------------
Name and Address of                                                          Number of        % of     % of
Beneficial Owner                        Type of Interest                      Units(1)        Class   Total Units
------------------------------------    --------------------------------     ----------      -----   ------

Galaxy Telecom Investments, L.L.C.      Common Interests                                      100      100
[Galaxy Holdings]                       Common Interests

                             Galaxy Telecom, Inc.
                             --------------------
Name and Address of                                                          Number of        % of     % of
Beneficial Owner                        Type of Interest                      Units(1)        Class   Total Units
------------------------------------    --------------------------------     ----------      -----   ------

Galaxy Telecom Management, L.L.C. (2)   Class A Voting Common Stock             20,000        16.9     15.6

TA Associates Group (3) (4)             Class A Voting Common Stock             63,281        53.3     49.3
   125 High Street, Suite 2500
   Boston, MA   02110

Spectrum Equity Investors, L.P.         Class A Voting Common Stock             24,615        20.7     19.2
   One International Pl., 29th Fl.
   Boston, MA   02110

Fleet Equity Partners (5)               Class A Voting Common Stock              5,810         4.9      4.5
   50 Kennedy Plaza                     Class B Non-Voting Common Stock         14,703       100.0     11.4
   Providence, RI   02903


                      Galaxy Telecom Investments, L.L.C.
                             --------------------
Name and Address of                                                          Number of        % of     % of
Beneficial Owner                        Type of Interest                      Units(1)        Class   Total Units
------------------------------------    --------------------------------     ----------      -----   ------

Galaxy Telecom Management, L.L.C. (6)   Common Interests                           990        99.0       *
                                        Voting Preferred Interests             288,459         7.3      6.4

TA Associates Group (7) (3)             Common Interests                             8          *        *
   125 High Street, Suite 2500          Voting Preferred Interests           3,452,523        87.8     76.6
   Boston, MA   02110

Spectrum Equity Investors, L.P.         Common Interests                             2          *        *
   One International Pl., 29th Fl.
   Boston, MA   02110
Fleet Equity Partners (8)               Common Interests                             2          *        *
   50 Kennedy Plaza                     Voting Preferred Interests             192,646         4.9      4.3
   Providence, RI   02903               Non-Voting Preferred Interests         570,367       100.0     12.7

                      Galaxy Telecom Management, L.L.C.
                             --------------------
Name and Address of                                                          Number of        % of     % of
Beneficial Owner                        Type of Interest                      Units(1)        Class   Total Units
------------------------------------    --------------------------------     ----------      -----   ------

Tommy L. Gleason, Jr.                   Common Interests                     1,027,500        51.9     51.4
James M. Gleason                        Common Interests                       922,500        46.1     46.1
J. Keith Davidson                       Common Interests                        45,000         2.3      2.3
Ronald Voss                             Common Interests                         5,000          *        *



*..Less than one percent.

(1)Share and unit ownership amounts have been rounded to the nearest whole number.


(2)Includes: (i) 20,000 shares owned of record by Galaxy Management as to which shares Tommy L. Gleason, Jr. and J. Keith Davidson may be deemed to have shared voting and investment power, (ii) 63,281 shares owned of record by TA Associates Group as to which shares Messrs. Tadler and Schiciano may be deemed to have shared voting and investment power, and (iii) 24,615 shares owned of record by Spectrum Equity Investors, L.P. ("Spectrum") as to which shares Mr. Collatos may be deemed to have shared voting and investment power.


(3)Includes 19,524 shares of Class A Voting Common Stock of Galaxy Telecom Systems, Inc. ("Class A Stock") owned by Advent Atlantic and Pacific II L.P., 7,040 shares of Class A Stock owned by Advent Industrial II L.P., 3,282 shares of Class A Stock owned by Advent New York L.P., 32,820 shares of Class A Stock owned by Advent VII L.P., and 615 shares of Class A Stock owned by TA Venture Investors Limited Partnership.


(4)The beneficial owners listed in Notes 3 and 7 are part of an affiliated group of investment partnerships and companies referred to, collectively, as the TA Associates Group. Messrs. Tadler and Schiciano, Directors of Galaxy Telecom Systems, Inc. and managers of Galaxy Communications Systems, L.L.C., are a Managing Director and a Vice President, respectively, of TA Associates, Inc., which is the sole general partner of TA Associates VII L.P., TA Associates VI L.P. and TA Associates AAP II Partners L.P. TA Associates VII L.P. is the sole general partner of Advent VII L.P. TA Associates VI L.P. is the sole general partner of Advent New York L.P. and Advent Industrial II L.P. TA Associates AAP II Partners L.P. is the sole general partner of Advent Atlantic and Pacific II L.P. TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares or units, as the case may be, held of record by the named investment partnerships, with the exception of those shares of Class A Stock held by TA Venture Investors Limited Partnership. Principals and employees of TA Associates, Inc. (including Messrs. Tadler and Schiciano) comprise the general partners of TA Venture Investors Limited Partnership. In such capacity, each of Messrs. Tadler and Schiciano may be deemed to share voting and investment power with respect to 615 shares of Class A Stock held of record by TA Venture Investors Limited Partnership. Messrs. Tadler and Schiciano each disclaim beneficial ownership of such shares, except to the extent of their respective pecuniary interests.


(5)Includes 581 shares of Class A Stock and 1,470 shares of Class B Nonvoting Common Stock of Galaxy Telecom Systems, Inc. ("Class B Stock") owned by Chisholm Partners II L.P., and 3,660 shares and 9,263 shares of Class A Stock and Class B Stock, respectively, owned by Fleet Growth Resources, Inc.



(6)Includes: (i) 990 Common Interests and 298,459 Voting Preferred Interests owned of record by Galaxy Management as to which shares Messrs. Gleason, Jr. and Davidson may be deemed to have shared voting and investment power, (ii) 6 Common Interests and 2,494,591 Voting Preferred Interests owned of record by TA Associates Group as to which shares Messrs. Tadler and Schiciano may be deemed to have shared voting and investment power and (iii) 2 Common Interests and 915,583 Voting Preferred Interests owned of record by Spectrum as to which shares Mr. Collatos may be deemed to have shared voting and investment power.


(7)Includes 8 units of Common Interests in Galaxy Communications Systems, L.L.C. ("Common Interests") and 3,452,523 units of Voting Preferred Interests in Galaxy Communications Systems, L.L.C. ("Voting Preferred Interests") owned by Advent VII Investor Corp.


(8)Includes 0.18 units of Common Interests, 15,460 units of Voting Preferred Interests, 45,775 units of Non-Voting Preferred Interests in Galaxy Communications Systems, L.L.C. owned by Chisholm Partners II L.P., 1.14 units of Common Interests, 124,030 units of Voting Preferred Interests and 367,215 units of Non-Voting Preferred Interests owned by Fleet Growth Resources, Inc. and 0.49 units of Common Interest, 53,155 units of Voting Preferred Interests, and 157,378 units of Non-Voting Preferred Interests owned by Fleet Equity Partners VII, L.P.

      Item 13.  Certain Relationships and Related Transactions.

      Management Agreement

      Galaxy Management, which is owned by the Senior Managers, currently manages all aspects of the day-to-day business and operations of Galaxy pursuant to the Management Agreement. The term of the Management Agreement expires December 31, 1999, but provides for automatic renewal for successive one-year terms. Galaxy may terminate the Management Agreement with 90 days' written notice prior to the expiration of the initial or any renewal term. Galaxy also has the option to terminate the Management Agreement in the event (i) of a material breach of the Management Agreement by Galaxy Management and failure to cure same or commence cure within 30 days after receipt of notice from Galaxy,
(ii) of an unwaived and uncured default by Galaxy of any substantive covenant contained in its financing documents, (iii) of a 10% reduction in Galaxy's gross revenues or operating cash flow over the prior fiscal year or (iv) that neither Tommy L. Gleason, Jr., nor James M. Gleason is involved in the management of Galaxy Management. The Management Agreement also will terminate, with respect to any of Galaxy's cable systems, upon the sale of such system by Galaxy. The Management Agreement will terminate in its entirety upon the sale or other distribution of all of Galaxy's systems or upon the dissolution or winding up of Galaxy, which may be effected by the Equity Investors in certain circumstances pursuant to the terms of the Equity Holders Agreement described below.

      The Management Agreement provides that Galaxy Management is authorized to perform management services including, among other things: operation and control of the physical assets of the Systems; engineering and supervision of expansion and construction activities relating to the Systems; negotiation, administration and extension of franchise and pole attachment agreements and agreements with utility companies; management of programming agreements; marketing; purchasing; budgeting; billing, record-keeping, accounting and financial reporting; tax return preparation; and hiring, supervision and termination of employees of Galaxy. Galaxy Management is also authorized to establish and maintain bank accounts for Galaxy ("System Operating Accounts") to deposit all funds collected by each system and to make withdrawals therefrom for purposes of payment and reimbursement of expenses incurred by or on behalf of Galaxy. Galaxy Management is entitled to reimbursement from the System Operating Accounts on a monthly basis of various expenses allocable to its management and operation of the Systems and Galaxy, including truck and automobile expenses, travel expenses, meals and entertainment, and third-party professional fees. For 1998, Galaxy paid Galaxy Management approximately $266,000 in reimbursed expenses.

      In return for its management services, Galaxy Management receives a management fee, payable monthly, equal to a percentage of the gross revenues derived by Galaxy from the Systems, excluding revenues from the sale of Systems or franchises. The Management Agreement also provides that, prior to January 1, 1998, the dollar amount of the management fee may not increase as a result of revenues attributable to acquired cable television systems until such time as the gross revenues of Galaxy reach a certain minimum level. The management fee is currently 4.5% of revenues. For the year ended December 31, 1998, Galaxy incurred a management fee of $3,028,118. There can be no assurance that such amounts are representative of the amount of annual fees to be paid to Galaxy Management in the future.

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

      Affiliate Subordination Agreement

      Galaxy, Galaxy GP, Galaxy Investments, certain investors in Galaxy GP and Galaxy Investments, Galaxy Telecom Management, L.L.C. ("Galaxy Management Limited"), Tommy L. Gleason, Jr., James M. Gleason, Tommy L. Gleason, J. Keith Davidson, Ronald Voss, and the sellers of the Galaxy Cablevision Systems, Vista Communications Systems and Vantage Cable Systems (collectively, the "Subordinated Parties") are parties to an Affiliate Subordination Agreement dated as of December 23, 1994 (the "Subordination Agreement") with Fleet
National Bank and the Lenders under Galaxy's Loan Agreement (the "Senior Parties"). Under the terms of the Subordination Agreement, all obligations and liabilities of Galaxy, Galaxy GP and Galaxy Investments to make any payments of cash or other property to any of the other Subordinated parties are subordinated in right of payment and remedies to the prior final payment in full of the obligations and liabilities of Galaxy, Galaxy GP and Galaxy Investments to the Senior Parties under the Loan Agreement and the financing documents related thereto.

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

      The Equity Holders Agreement also restricts transfers of equity interests in Galaxy GP and Galaxy Investments by the Senior Managers and provides the Equity Investors with piggyback registration rights and demand registration rights with respect to equity interests in the Company, Galaxy GP and Galaxy Investments. The Equity Investors have the right to require the Company, Galaxy GP and Galaxy Investments to restructure in order to facilitate a sale of the Company or its cable systems and to consummate such a sale.

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

      On December 31, 1998, Galaxy acquired a 40% interest in Galaxy American Communications, LLC ("GAC"). This interest was acquired in conjunction with the sale of cable television systems to GAC. There was no cash investment by Galaxy and there is no present market value for this interest.

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




                                 GALAXY TELECOM, L.P.
                          By:    Galaxy Telecom Inc.
                                 As General Partner







      March 31, 1999               /s/ Tommy L. Gleason, Jr.
                          By:    Tommy L. Gleason, Jr.
                                 Chairman, Chief Executive Officer
                                 and            Director



      March 31, 1999               /s/ James M. Gleason
                          By:    James M. Gleason
                                 Chief Operating Officer




      March 31, 1999               /s/ J. Keith Davidson
                          By:    J. Keith Davidson
                                 Executive Vice President, Chief
                                 Financial Officer and Director

INDEX TO EXHIBITS


 2.1-      Asset purchase agreement by and between Douglas Cable
           Communications, Limited Partnership and Galaxy, dated as of July 19, 1995, incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-1 (Reg. No. 37-95278) (the "Form S-1").

 2.2- Asset Purchase Agreement by and between Friendship Cable of Florida, Friendship Cable of Georgia, Friendship Cable of South Carolina, Buford Group, Inc. and Galaxy, dated as of July 19, 1995, incorporated herein by reference to Exhibit 2.2 to the Form S-1.

 2.3- Asset Purchase Agreement by and between Vista Communications Limited Partnership I and Galaxy, dated as of August 31, 1995, incorporated herein by reference to Exhibit 2.3 to the Form S-1.

 2.4- Asset Purchase Agreement by and between Vista/Narragansett Cable, L.P. and Galaxy, dated as of August 8, 1995, incorporated herein by reference to Exhibit 2.4 to the Form S-1.

 2.5- Asset Purchase Agreement by and between Phoenix Country Cable Joint Venture and Galaxy, dated as of July 19, 1995, incorporated herein by reference to Exhibit 2.5 to the Form S-1.

 2.6- Agreement by and between Galaxy and Anderson Pacific Corporation, dated as of August 4, 1995, incorporated herein by reference to
           Exhibit 2.6 to the Form S-1.

 3.1-      Limited  Partnership  Agreement  (the  "Partnership   Agreement")  of
           Galaxy, dated as of December 23, 1994, incorporated herein by reference to Exhibit 3.1 to the Form S-1.

 3.2-      Certificate  of  Limited  Partnership  of  the  Company,  dated
              December 23, 1994, incorporated herein by reference to Exhibit
           3.2 to the Form S-1.

 3.3- Certificate of Incorporation of Galaxy Telecom Capital Corp. ("Capital Corp."), incorporated herein by reference to Exhibit
           3.3 to the Form S-1.

 3.4-      Bylaws of Capital Corp.,  incorporated herein by reference to
           Exhibit 3.4 to the Form S-1.

 3.5- Amendment No.1 to the Limited Partnership Agreement, dated as of December 1, 1995, filed as Exhibit 3.5 to Galaxy's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 3.6- Amendment No.2 to the Limited Partnership Agreement, dated as of December 29, 1995, filed as Exhibit 3.6 to Galaxy's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

 4.1- Indenture by and among Galaxy, Capital Corp. and Boatman's Trust Company, as Trustee, relating to the 12 3/8% Senior Subordinated Notes due 2005, incorporated herein by reference to Exhibit 4.1 to the Form S-1.

 4.2-      Form of Note (included in Exhibit 4.1).

10.1- Management Agreement by and between Galaxy Systems Management, Inc. and Galaxy, dated as of December 23, 1994, incorporated herein by reference to Exhibit 10.1 to the Form S-1.

10.2- Securities Purchase Agreement by and among Galaxy, Galaxy Telecom, Inc. and Galaxy Telecom Investments, L.L.C. and the Purchasers and other parties named therein, dated as of December 23, 1994 (the "Securities Purchase Agreement"), incorporated herein by reference to Exhibit 10.2 to the Form S-1.

10.3- Equity Holders Agreement by and among Galaxy, Galaxy Telecom, Inc., Vantage Cable Associates, L.P. and the Management Stockholders and Purchasers named in the Securities Purchase Agreement, dated as of December 23, 1994, incorporated herein by reference to Exhibit 10.3 to the Form S-1.

10.4- Contract by and between Galaxy and QUALCOMM Incorporated, dated as of November 18, 1993, as amended, incorporated herein by reference to
           Exhibit 10.5 to the Form S-1.

10.5- Asset Purchase Agreement by and between Galaxy (as assignee of Galaxy Management, Inc.) and Galaxy Cablevision, L.P., dated as of May 16, 1994, incorporated herein by reference to Exhibit 10.6 to the Form S-1.

10.6- Asset Purchase Agreement by and between Galaxy (as assignee of Galaxy Management, Inc.) and Vantage Cable Associates, L.P., dated as of June 8, 1994, as amended as of December 23, 1994, incorporated herein by reference to Exhibit 10.7 to the Form S-1.

10.7- Asset Purchase Agreement by and between Galaxy (as assignee of Galaxy Management, Inc.) and Chartwell Cable of Colorado, Inc., dated November 11, 1994, incorporated herein by reference to Exhibit 10.8 to the Form S-1.

10.8-      Asset   Purchase   Agreement   by  and  between   Galaxy  and  Galaxy
           Cablevision, L.P., dated as of December 23, 1994, incorporated herein by reference to Exhibit 10.9 to the Form S-1.

10.9- Agreement of Purchase and Sale by and between Galaxy (as assignee of Galaxy Management, Inc.) and Vista Communications Limited Partnership III, dated as of June 13, 1994, incorporated herein by reference to
           Exhibit 10.10 to the Form S-1.

10.10- Affiliate Subordination Agreement by and among Galaxy and the other parties named therein, dated as of December 23, 1994, incorporated herein by reference to Exhibit 10.11 the Form S-1.

10.11- First Amendment to Securities Purchase Agreement, dated as of December 1, 1995, filed as Exhibit 10.11 to Galaxy's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

10.12- Amended and Restated Loan Agreement dated as of September 28, 1995 by and among Galaxy and Fleet National Bank, as Agent, Lender and Co-Arranger, and Internationale Nederlanden (U.S.) Capital Corporation, as Lender and Co-Arranger, and the other Financial Institutions party thereto. Filed as Exhibit 10.12 to Galaxy's Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference.

10.13- Amendment No. 1 of the Amended and Restated Loan Agreement dated October 21, 1996 by and among Galaxy, Galaxy Telecom Capital Corp. and Fleet National Bank. It was filed as Exhibit 10 to Galaxy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.14- Amendment No. 2 of the Amended and Restated Loan Agreement dated March 28, 1997 by and among Galaxy, Galaxy Telecom Capital Corp. and Fleet National Bank, is incorporated herein by reference.

10.15- Amendment No. 3 of the Amended and Restated Loan Agreement dated November 14, 1997 by and among Galaxy, Galaxy Telecom Capital
           Corp. and Fleet National Bank, is incorporated herein by reference.

10.16- Amendment No. 4 of the Amended and Restated Loan Agreement dated March 27, 1998 by and among Galaxy, Galaxy Telecom Capital Corp. and Fleet National Bank, is incorporated herein by reference.

10.17- Amendment No. 5 of the Amended and Restated Loan Agreement dated September 8, 1998 by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, State Street Bank and Trust Company, The First National Bank of Chicago and Union Bank. It was filed as Exhibit 10 to Galaxy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

12.1-      Computation of Ratio of Earnings to Fixed Charges.

21.1-      Subsidiaries of Galaxy incorporated herein by reference to Exhibit
           21.1 to the Form S-1.

27.1-      Financial Data Schedule.