Form 10-Q
period 1999-03-31
GALAXY TELECOM LP
filed 1999-05-12
CIK 948945

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1999

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                       Commission file number 33-95298

                             GALAXY TELECOM, L.P.
            Exact name of Registrant as specified in its charter)

            Delaware                                   43-1697125

----------------------------------------      ---------------------------------
 (States or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

 1220 North Main, Sikeston, Missouri                     63801
----------------------------------------      ---------------------------------
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

                          Yes   X                  No

                             GALAXY TELECOM, L.P.
                                  FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                    INDEX

                                                                       PAGE

                                                                    ---------


PART I.  Financial Information

Item 1.  Consolidated Financial Statements

            Galaxy Telecom, L.P.  ........................................3
            Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of

            Financial Condition and Results of Operations.................9

Item 3.    Quantitative and Qualitative Disclosures

              about Market Risk..........................................15

PART II. Other Information...............................................16

Signatures  .............................................................18

Exhibit Index............................................................19

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)


                                                                         March 31,     December 31,
                                                                           1999             1998

                                                                     -------------    ------------
                           ASSETS

Cash and cash equivalents                                           $   5,107,988    $   2,213,777
Subscriber receivables, net of allowance for doubtful accounts of
   $59,237 and $116,572, respectively                                   4,368,261        4,334,563
Systems and equipment, net                                            102,570,480      104,197,674
Intangible assets, net                                                 37,407,965       38,260,678
Prepaids and other                                                      2,123,652        2,735,940
                                                                    -------------    -------------

       Total assets                                                 $ 151,578,346    $ 151,742,632
                                                                    =============    =============

         LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                               $  18,051,769    $  14,854,052
Subscriber deposits and deferred revenue                                4,178,194        4,078,407
Long-term debt and other obligations                                  152,306,729      152,445,620
                                                                    -------------    -------------

       Total liabilities                                              174,536,692      171,378,079
                                                                    -------------    -------------

Commitments and contingencies (Note 8)

Partners' deficit:

   General partners                                                   (22,958,346)     (19,635,447)
   Limited partners                                                          --               --
                                                                    -------------    -------------
       Total partners' deficit                                        (22,958,346)     (19,635,447)
                                                                    -------------    -------------

       Total liabilities and partners' deficit                      $ 151,578,346    $ 151,742,632
                                                                    =============    =============

  The accompanying  notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                      For the three months ended March 31,

                                         ----------------------------
                                              1999            1998
                                         ------------    ------------


Revenues                                 $ 14,569,553    $ 17,331,068
                                         ------------    ------------

Operating expenses:

   Systems operations                       6,673,766       7,987,677
   Selling, general and administrative      1,500,582       2,218,563
   Management fee to affiliate                654,677         778,218
   Depreciation and amortization            5,224,276       6,201,943
                                         ------------    ------------

       Total operating expenses            14,053,301      17,186,401
                                         ------------    ------------

           Operating income                   516,252         144,667

Interest expense                           (4,767,322)     (5,204,463)
Gain on sale of assets                        909,179       1,268,667
Interest income and other, net                 18,992         (66,800)
                                         ------------    ------------

       Net loss                          $ (3,322,899)   $ (3,857,929)
                                         ============    ============











         The accompanying notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                       For the three months ended March 31,

                                                       ------------------------------------
                                                                 1999             1998
                                                              -----------    -----------
Cash flows from operating activities:

   Net loss                                                  $(3,322,899)   $(3,857,929)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:

    Depreciation expense                                       4,539,932      5,233,285
    Amortization expense                                         684,344        968,658
    Amortization included in interest expense                    329,999        233,691
    Provision for doubtful accounts receivable                   106,636        214,635
    Gain on sale of assets                                      (909,179)    (1,268,667)
    Changes in assets and liabilities:

     Subscriber receivables                                     (140,334)       460,145
     Prepaids and other                                          612,288         21,334
     Accounts payable and accrued expenses                     3,197,717      1,078,579
     Subscriber deposits and deferred revenue                     99,787          5,545
                                                             -----------    -----------


       Net cash provided by operating activities               5,198,291      3,089,276
                                                             -----------    -----------

Cash flows from investing activities:

   Acquisition of cable systems - net of trades                     --         (133,633)
   Proceeds from sales of cable systems                        1,102,446      5,848,189
   Acquisition of capital assets                              (3,032,291)    (2,918,268)
   Other intangible assets                                      (115,376)      (231,082)
                                                             -----------    -----------

       Net cash provided by (used in) investing activities    (2,045,221)     2,565,206
                                                             -----------    -----------

Cash flows from financing activities:

   Payments under term debt and revolver                            --       (5,100,000)
   Payments under other debt                                    (153,890)       (21,610)
   Payment of debt issue costs                                  (104,969)       (54,667)
                                                             -----------    -----------

       Net cash used in financing activities                    (258,859)    (5,176,277)
                                                             -----------    -----------

Net increase in cash and cash equivalents                      2,894,211        478,205
Cash and cash equivalents, beginning of period                 2,213,777      2,403,098
                                                             -----------    -----------

Cash and cash equivalents, end of period                     $ 5,107,988    $ 2,881,303
                                                             ===========    ===========


  The accompanying  notes are an integral part of the consolidated financial statements.


GALAXY TELECOM, L.P. AND SUBSIDIARY
-----------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
-----------------------------------

1.    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

      The attached unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire 1999 fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with Galaxy's Annual Report on Form 10-K for the year ended December 31, 1998.

      The following notes, insofar as they are applicable to the three months ended March 31, 1999 and March 31, 1998, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such consolidated financial statements are included.

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $23.0 million at March 31, 1999. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1998, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million, which was primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the Partnership). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      Management of the Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Partnership's results of operations or its financial position.

3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the three months ended March 31, 1999 and 1998 was approximately $395,000 and $1.5 million, respectively.

      During the first quarter of 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska for one system around Boulder, Colorado.

4.    RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees are calculated at 4.5% of gross revenues as defined in the management agreement. Management fees totaled $654,677 for the three months ended March 31, 1999 and $778,218 for the three months ended March 31, 1998.

5.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                      March 31,        December 31,
                                        1999               1998
                                  -------------       -------------

Revolving Credit Facility         $  30,500,000       $  30,500,000
Senior Subordinated Notes           120,000,000         120,000,000
   Unamortized discount                (390,000)           (405,000)
Other                                 2,196,729           2,350,620
                                  -------------       -------------

         Total                    $ 152,306,729       $ 152,445,620
                                  =============       =============


      In March, 1999, Galaxy amended the Revolving Credit Facility ("the Revolver"). The amendment allows the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converts to a term loan. The first principal payment is due on December 31, 1999, in an amount equal to 22% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. The Revolver will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolver.

6.    SALES, ACQUISITIONS AND TRADES

      On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

7.    SUBSEQUENT EVENTS

      On May 1, 1999, Galaxy traded 18 cable television systems, representing approximately 7,600 subscribers for 7 cable television systems, representing approximately 7,200 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi.

8.    COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Galaxy is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows.

      In addition, certain customers in Mississippi have filed a class action in the U.S. District Court for the Northern District of Mississippi alleging that Galaxy illegally charged a late fee on monthly cable bills. The Partnership has denied any liability with respect to this claim and is defending this action. Similar class actions against other cable companies have been filed in several states, some of which have been successful. At this point, management is unable to predict the likely outcome or the potential for an adverse judgment, if any. An adverse judgment against the Partnership could have a material, adverse affect on the Partnership's consolidated financial position, or future results of operations or cash flows. Management has not recorded any liability in the consolidated financial statements that may arise from the adjudication of this lawsuit.

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

      On May 1, 1999, Galaxy traded 18 cable television systems, representing approximately 7,600 subscribers for 7 cable television systems, representing approximately 7,200 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months ended March 31, 1998 and March 31, 1998. Amounts shown are in thousands.


                                          March 31, 1999      March 31, 1998
                                          ---------------     ---------------
                                            Amount    %        Amount     %
                                          --------  -----     --------  -----


Revenues                                  $ 14,570  100.0%    $ 17,331  100.0%
                                          --------  -----     --------  -----

Operating expenses:

    Systems operations                       6,674   45.8%       7,988   46.1%
    Selling, general and administrative      1,501   10.3%       2,218   12.8%
    Management fees to affiliate               655    4.5%         778    4.5%
    Depreciation and amortization            5,224   35.9%       6,202   35.8%

    Total operating expenses                14,054   96.5%      17,186   99.2%
                                          --------  -----     --------  -----

      Operating income                         516    3.5%         145    0.8%

Interest expense                            (4,767) (32.7%)     (5,204) (30.0%)
Gain on sale of assets                         909    6.2%       1,268    7.3%
Other income (expense), net                     19    0.1%         (67)  (0.4%)
                                          --------  -----     --------  -----

Net loss                                  $ (3,323) (22.9%)   $ (3,858) (22.3%)
                                          ========  =====     ========  =====

      The following table sets forth demographic information as of June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999.

                       June 30,    September 30,   December 31,     March 31,
                          1998 (1)         1998           1998           1999
                        -----------    -----------    -----------    -----------

Homes Passed               286,196        259,012        228,861        227,620
Basic Subscribers          168,386        152,395        135,991        135,977
Basic Penetration            58.84%         58.84%         59.42%         59.74%
Revenue per Subscriber     $ 34.32        $ 35.62        $ 35.62        $ 36.52

Premium Subscribers         80,355         72,185         63,152         61,870
Premium Penetration          47.72%         47.37%         46.44%         45.50%


(1)Includes the demographic information of the Central Georgia systems sold effective June 30, 1998.

      Galaxy generated revenues in the amount of $14,569,553 and $17,331,068 for the three month periods ended March 31, 1999 and 1998, respectively. This decrease was a result of the sale of systems during 1998. Galaxy was able to increase basic rates in some systems and, as a result, average revenue per subscriber increased from $33.79 at March 31, 1998 to $36.52 at March 31, 1999.

      For the three months ended March 31, 1999 and 1998 system operating expenses consisting of subscriber costs, technician costs and system maintenance costs were $6,673,766, or 45.8% of revenue, and $7,987,677, or 46.1% of revenue, respectively. The decrease in these expenses is attributable to the sale of cable television systems during 1998.

      Selling, general and administrative expenses, which includes office rents and maintenance, marketing costs and corporate expenses, decreased to $1,500,582 from $2,218,563 for the three months ended March 31, 1999 and 1998, respectively. For the three month period ended March 31, these expenses decreased as a percentage of revenue from 12.8% in 1998 to 10.3% in 1999. This decrease is attributable to the sale of cable television systems during 1998.

       For the three months ended March 31, 1999 and 1998, depreciation and amortization expense was $5,224,276, or 35.9% of revenues, and $6,201,943, or 35.8% of revenues, respectively. The decrease in depreciation and amortization expense is attributable to the sale of cable television systems during 1998.

      For the three months ended March 31, 1999 and 1998, interest expense was $4,767,322 and $5,204,463, respectively. The decrease in interest expense is primarily due to a reduction in the outstanding balance of the Revolving Credit Facility. During 1998, Galaxy paid $28.7 million towards the principal of the Revolving Credit Facility, net of borrowings. For the three months ended March 31, 1999 and 1998, gain on sale of assets was $909,179 and $1,268,667, respectively. Other income (expense) went from a net expense of $66,800 for the three months ended March 31, 1998, to a net income of $18,992 for the three months ended March 31, 1999. This increase is mainly due to a reduction of other expenses.

      Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in the Partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $23.0 million at March 31, 1999. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1998, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million, which was primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

      As of March 31, 1999, Galaxy had $5,107,988 in cash and cash equivalents. As of such date, total current liabilities (other than notes payable) exceeded cash and cash equivalents by $17,121,975. Galaxy expects to fund this deficiency through its operating cash flows and the Revolving Credit Facility.

     Due to the results of operations discussed above, Galaxy generated operating cash flows, defined as earnings before interest, depreciation and amortization expense, and other extraordinary items, of $5,740,528, or 39.4% of operating revenues, and $6,346,610, or 36.6% of operating revenues, for the three months ended March 31, 1999 and 1998, respectively.

      Galaxy had aggregate indebtedness of approximately $152.3 million (net of unamortized discount of $390,000) as of March 31, 1999, representing $120 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes"), $30.5 million outstanding debt under the Revolver and $2.2 million of other bank debt. The Revolver, which has been periodically amended, with the latest amendment occurring in March 1999, allows the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converts to a term loan. The first principal payment is due on December 31, 1999, in an amount equal to 22% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. The Revolver will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under the Revolver.

        As of March 31, 1999, Galaxy had $102.6 million in systems and equipment consisting of $96.9 million of cable television systems and $5.7 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $3.0 million for the three months ended March 31, 1999. For the three months ended March 31, 1998, Galaxy had capital expenditures (exclusive of system acquisitions) of $2.9 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first three months of 1999, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      Galaxy provided net cash from operating activities of $5,198,291 and $3,089,276 for the three months ended March 31, 1999 and 1998, respectively, an increase in net cash provided by operating activities of $2,109,015. This increase is mainly due to an increase in accounts payable and accrued expenses during the periods.

      Galaxy used net cash in investing activities of $2,045,221 for the three months ended March 31, 1999, and provided net cash by investing activities of $2,565,206 for the three months ended March 31, 1998, a decrease in net cash provided by investing activities of $4,610,427. This decrease is mainly due to a decrease in proceeds from sale of assets during the first three months of 1999.

      Galaxy used net cash in financing activities of $258,859 and $5,176,277 for the three months ended March 31, 1999 and 1998, respectively, a decrease in net cash used in investing activities of $4,917,418. This decrease was mainly due to the significant payments made under the Revolver during the first three months of 1998.

      Galaxy's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements. Galaxy expects that it will be able to meet its short-term and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows and borrowings under the Revolving Credit Facility, proceeds from sales of non-core assets and its access to additional capital in the public and private debt markets.

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

                                       Percentage                Expected
                                        completed               Completion

      Phase                         within each step                Date

      Planning and awareness              100%                      --
      Identification                       95%                September 1999
      Resolution                           85%                September 1999
      Deployment                           70%                September 1999

      The completion dates set forth above are based on Galaxy's current expectations. However, due to the uncertainties inherent in the Y2K issue, no assurances can be given as to whether such projects will be completed on such dates. Galaxy expects the total incremental cost of the Y2K issue to be approximately $75,000. This estimated cost does not include any normal ongoing costs for computer hardware or software that would be replaced even without the presence of the Y2K issue. Galaxy has spent approximately $2,200 in its Y2K effort during the first quarter of 1999. The occurrence of the remainder of these costs is expected during 1999, and the majority of these costs has been and will be provided from operations.

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

      Galaxy is dependent on third-party vendors. For example, if a cable programmer encounters Y2K problems that impede its ability to deliver its programming, Galaxy will be unable to provide that programming to its cable customers. Galaxy has attempted to ascertain their state of Y2K readiness through questionnaires, interviews, industry group participation and other available means. Galaxy has not received any response from third-party vendors that indicate a problem with the Y2K issue. There can be no assurance, however, that such a problem will not occur.

      A failure of the services provided by Convergys, Galaxy's billing service provider, could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. Galaxy plans to prepare electronic backup records of its customer billing information prior to the Y2K to allow for data recovery. In addition, Galaxy continues to monitor the Y2K readiness of Convergys.

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

      SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this Form 10-Q relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors. These factors include the receipt of regulatory approvals, the success of Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

      Galaxy's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in Galaxy's existing markets, (ii) the successful launch of systems and technologies in new and existing markets, (iii) Galaxy's existing indebtedness and the need for additional financing to fund subscriber growth and system and technological development, (iv) government regulation, including Federal Communications Commission regulations, (v) Galaxy's dependence on channel leases, (vi) the successful integration of future acquisitions, (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions and (viii) the ability of Galaxy to successfully implement its strategy of focusing on core service areas.

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

      Item 3. -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

      Galaxy is not directly exposed to any foreign exchange rates or commodity price fluctuations.

      Galaxy is exposed to changes in interest rates due to its variable rate of interest (LIBOR plus 3.25%) on its revolving line of credit.

      Based on Galaxy's variable debt at March 31, 1999, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $328,000. This amount was calculated using the variable interest rate in effect at March 31, 1999, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included or incorporated by reference below.

10.   Amendment No. 6 to the Revolving Credit Facility Agreement among
            Galaxy, Fleet Bank, as agent, and certain other lenders, dated March 31, 1999.

      27.   Financial Data Schedule

(b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GALAXY TELECOM, L.P.
                            BY: Galaxy Telecom, Inc.

                               as General Partner

Date: May 11, 1999              /s/ J. Keith Davidson
                                -------------------------------------
                                BY:   J. Keith Davidson

                             Vice President-Finance

(Principal Financial Officer)

                                   EXHIBIT INDEX

Exhibit Number    Description

--------------    ----------------------------------

    10 Amendment No. 6 to the Amended and Restated Loan Agreement dated March 31, 1999 by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, State Street Bank and Trust Company, The First National Bank of Chicago and Union Bank.

    27            Financial Data Schedule