Form 10-Q
period 1999-06-30
GALAXY TELECOM LP
filed 1999-08-16
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    X  QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
-------
EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1999

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

                          Yes   X                  No

                              GALAXY TELECOM, L.P.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                           PAGE

PART I.    Financial Information

Item 1.  Financial Statements

             Galaxy Telecom, L.P. and Subsidiary ...........................3
             Notes to Consolidated Financial Statements.....................6

Item 2.    Management's Discussion and Analysis of

             Financial Condition and Results of Operations.................10

Item 3.   Quantitative and qualitative disclosures

              about market risk............................................17

PART II.  Other Information................................................19

Signatures    .............................................................20

Exhibit Index .............................................................21

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         1999          1998
                                                 -------------    -------------
                          ASSETS

Cash and cash equivalents                        $   2,996,736    $   2,213,777
Subscriber receivables, net of allowance for doubtful accounts of $150,299 and

   $116,572, respectively                            4,373,849        4,334,563
Systems and equipment, net                          99,455,465      104,197,674
Intangible assets, net                              37,173,154       38,260,678
Prepaids and other                                   1,901,117        2,735,940
                                                 -------------    -------------
       Total assets                              $ 145,900,321    $ 151,742,632
                                                 =============    =============
         LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses            $  15,928,149    $  14,854,052
Subscriber deposits and deferred revenue             4,017,754        4,078,407
Long-term debt and other obligations               147,394,609      152,445,620
                                                 -------------    -------------
       Total liabilities                           167,340,512      171,378,079
                                                 -------------    -------------
Commitments and contingencies (Note 7)

Partners' deficit:

   General partners                                (21,440,191)     (19,635,447)
   Limited partners                                       --               --
                                                 -------------    -------------
       Total partners' deficit                     (21,440,191)     (19,635,447)
                                                 -------------    -------------
       Total liabilities and partners' deficit   $ 145,900,321    $ 151,742,632
                                                 =============    =============

         The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             For the three months ended June 30,    For the six months ended June 30,

                                                 --------------------------------        ------------------- ------------
                                                      1999               1998               1999                1998
                                                 ------------        ------------        ------------        ------------
Revenues                                         $ 14,516,917        $ 17,471,933        $ 29,086,470        $ 34,803,001

                                                 ------------        ------------        ------------        ------------
Operating expenses:

   Systems operations                               6,911,118           8,207,353          13,584,884          16,195,030
   Selling, general and administrative              1,405,397           1,967,392           2,905,979           4,185,955
   Management fee to affiliate                        568,400             785,904           1,223,077           1,564,122
   Depreciation and amortization                    5,088,515           6,145,303          10,312,791          12,347,246
                                                 ------------        ------------        ------------        ------------
       Total operating expenses                    13,973,430          17,105,952          28,026,731          34,292,353
                                                 ------------        ------------        ------------        ------------
          Operating income                            543,487             365,981           1,059,739             510,648

Interest expense                                   (4,834,458)         (5,343,330)         (9,601,780)        (10,547,793)
Gain (loss) on sale of assets                       5,793,187          (1,523,507)          6,702,366            (254,840)
Interest income and other, net                         15,938             (69,874)             34,931            (136,674)
                                                 ------------        ------------        ------------        ------------
       Net income (loss)                         $  1,518,154        $ (6,570,730)       $ (1,804,744)       $(10,428,659)
                                                 ============        ============        ============        ============

        The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                               For the six months ended June 30,
                                               ---------------------------------
                                                         1999          1998
                                                    ------------   ------------
Cash flows from operating activities:

   Net loss                                         $(1,804,744)   $(10,428,659)
   Adjustments to reconcile net loss to net cash provided by operating activities:

    Depreciation expense                              8,968,069      10,396,089
    Amortization expense                              1,344,722       1,951,157
    Amortization included in interest expense           660,000         467,388
    Provision for doubtful accounts receivable          388,567         631,584
    (Gain) loss on sale of assets                    (6,702,366)        254,787
    Changes in assets and liabilities:

     Subscriber receivables                            (427,853)       (351,797)
     Prepaids and other                                 834,823        (196,028)
     Accounts payable and accrued expenses            1,074,097      (2,433,620)
     Subscriber deposits and deferred revenue           (60,653)       (172,187)
                                                    -----------    ------------
       Net cash provided by operating activities      4,274,662         118,714
                                                    -----------    ------------
Cash flows from investing activities:

   Acquisition of cable systems - net of trades            --          (133,633)
   Proceeds from sales of cable systems               9,201,558      12,609,509
   Acquisition of capital assets                     (6,898,379)     (4,801,432)
   Other intangible assets                             (532,065)       (374,172)
                                                    -----------    ------------
       Net cash provided by investing activities      1,771,114       7,300,272
                                                    -----------    ------------
Cash flows from financing activities:

   Borrowings under term debt and revolver            3,000,000       4,425,000
   Payments under term debt and revolver             (7,465,000)    (13,650,000)
   Net borrowings (payments) on other debt             (616,011)      2,613,987
   Payment of debt issue costs                         (181,806)       (183,833)
                                                    -----------    ------------
       Net cash used in financing activities         (5,262,817)     (6,794,846)
                                                    -----------    ------------
Net increase in cash and cash equivalents               782,959         624,140

Cash and cash equivalents, beginning of period        2,213,777       2,403,098
                                                    -----------    ------------
Cash and cash equivalents, end of period            $ 2,996,736    $  3,027,238
                                                    ===========    ============

        The accompanying notes are an integral part of the consolidated financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY
----------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
---------------

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

      The attached unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire 1999 fiscal year. The accompanying interim consolidated financial statements should be read in conjunction with Galaxy's Annual Report on Form 10-K for the year ended December 31, 1998.

      The following notes, insofar as they are applicable to the three months and six months ended June 30, 1999 and 1998, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements are included.

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $21.4 million at June 30, 1999. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In fiscal 1998 and for the six month period ended June 30, 1999, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million and $9.2 million, respectively. These proceeds were primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001, for the Partnership). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      Management of the Partnership anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Partnership's results of operations or its financial position.

3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the six months ended June 30, 1999 and 1998 was approximately $8.8 million and $10.5 million, respectively.

      During the first six months of 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado representing approximately 800 subscribers.

      During the first six months of 1999, Galaxy traded 18 cable television systems located primarily in Colorado, Iowa and South Dakota, representing approximately 7,500 subscribers for seven cable television systems located primarily in Mississippi, representing approximately 7,100 subscribers .

4.  RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees totaled $568,400 for the three months ended June 30, 1999 and $785,904 for the three months ended June 30, 1998. Management fees totaled $1,223,077 for the six months ended June 30, 1999 and $1,564,122 for the six months ended June 30, 1998.

5.  LONG-TERM DEBT

      Long-term debt consisted of the following:

                                           June 30,     December 31,
                                             1999          1998
                                      -------------    -------------

          Revolving Credit Facility   $  26,035,000    $  30,500,000
          Senior Subordinated Notes     120,000,000      120,000,000
             Unamortized discount          (375,000)        (405,000)
          Other                           1,734,609        2,350,620

                                      -------------    -------------
                   Total              $ 147,394,609    $ 152,445,620
                                      =============    =============


      In March 1999, Galaxy amended the Revolving Credit Facility ("the Revolver"). The amendment allowed the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converted to a term loan. The first principal payment is due on December 31, 1999, in an amount equal to 22% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. The Revolver will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The financial covenants in the Revolver may significantly limit Galaxy's ability to borrow under the Revolver.

6.    SALES, ACQUISITIONS AND TRADES

     On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber, and recorded a gain on sale of approximately $1.0 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On May 1, 1999, Galaxy traded 18 cable television systems, representing approximately 7,500 subscribers for seven cable television systems, representing approximately 7,100 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. The trade was accounted for as a business combination in accordance with the Accounting Principles Board Opinion No. 16 "Business Combinations." The estimated fair market value of the cable television systems received was approximately $9.4 million or approximately $1,300 per subscriber. The fair market value of the cable television systems received was estimated by using the purchase price (price per subscriber) for similar cable television systems bought from MCI by an affiliate of Galaxy. The net historical cost of the cable television systems given up was approximately $5.8 million, resulting in Galaxy recording a gain on sale of approximately $3.5 million, net of expenses.

     On June 23, 1999, Galaxy sold 24 cable television systems, located primarily in Alabama, representing approximately 5,500 subscribers for approximately $8.4 million, or approximately $1,540 per subscriber, and recorded a gain on sale of approximately $2.2 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

7.   COMMITMENTS AND CONTINGENCIES

      LITIGATION

      Galaxy is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows.

      In addition, certain customers in Mississippi have filed a class action in the U.S. District Court for the Northern District of Mississippi alleging that Galaxy illegally charged a late fee on monthly cable bills. The Partnership has denied any liability with respect to this claim and is defending this action. Similar class actions against other cable companies have been filed in several states, some of which have been successful. At this point, management is unable to predict the likely outcome or the potential for an adverse judgment, if any. An adverse judgment against the Partnership could have a material, adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows. Management has not recorded any liability in the consolidated financial statements that may arise from the adjudication of this lawsuit.

Item 2. --  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND

      RESULTS OF OPERATIONS

      RECENT DEVELOPMENTS

     On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber, and recorded a gain on sale of approximately $1.0 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On May 1, 1999, Galaxy traded 18 cable television systems, representing approximately 7,500 subscribers for seven cable television systems, representing approximately 7,100 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. The trade was accounted for as a business combination in accordance with the Accounting Principles Board Opinion No. 16 "Business Combinations." The estimated fair market value of the cable television systems received was approximately $9.4 million or approximately $1,300 per subscriber. The fair market value of the cable television systems received was estimated by using the purchase price (price per subscriber) for similar cable television systems bought from MCI by an affiliate of Galaxy. The net historical cost of the cable television systems given up was approximately $5.8 million, resulting in Galaxy recording a gain on sale of approximately $3.5 million, net of expenses.

     On June 23, 1999, Galaxy sold 24 cable television systems, located primarily in Alabama, representing approximately 5,500 subscribers for approximately $8.4 million, or approximately $1,540 per subscriber, and recorded a gain on sale of approximately $2.2 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percentage of revenues for the three months and six months ended June 30, 1999 and June 30, 1998. Amounts shown are in thousands.


                                                 For the three months ended                  For the six months ended

                                          ---------------------------------------     ---------------------------------------
                                              June 30, 1999        June 30, 1998        June 30, 1999         June 30, 1998
                                          -----------------     -----------------     -----------------     -----------------
                                           Amount        %       Amount       %        Amount       %        Amount       %
                                          --------    -----     --------    -----     --------    -----     --------    -----
Revenues                                  $ 14,517    100.0%    $ 17,472    100.0%    $ 29,087    100.0%    $ 34,803    100.0%
                                          --------    -----     --------    -----     --------    -----     --------    -----

Operating expenses:

    Systems operations                       6,911     47.6%       8,207     47.0%      13,585     46.7%      16,195     46.5%
    Selling, general and administrative      1,405      9.7%       1,967     11.2%       2,906     10.0%       4,186     12.0%
    Management fees to affiliate               568      3.9%         786      4.5%       1,223      4.2%       1,564      4.5%
    Depreciation and amortization            5,089     35.1%       6,146     35.2%      10,313     35.5%      12,347     35.5%
                                          --------    -----     --------    -----     --------    -----     --------    -----
    Total operating expenses                13,973     96.3%      17,106     97.9%      28,027     96.4%      34,292     98.5%
                                          --------    -----     --------    -----     --------    -----     --------    -----
      Operating income                         544      3.7%         366      2.1%       1,060      3.6%         511      1.5%

Interest expense                            (4,835)   (33.3%)     (5,343)   (30.6%)     (9,602)   (33.0%)    (10,548)   (30.3%)
Gain (loss) on sale of assets                5,793     39.9%      (1,523)    (8.7%)      6,702     23.0%        (255)    (0.8%)
Other income (expense), net                     16      0.1%         (70)    (0.4%)         35      0.1%        (137)    (0.4%)
                                          --------    -----     --------    -----     --------    -----     --------    -----
Net income (loss)                         $  1,518     10.5%    $ (6,570)   (37.6%)   $ (1,805)    (6.2%)   $(10,429)   (30.0%)
                                          ========    =====     ========    =====     ========    =====     ========    =====

      The following table sets forth demographic information as of September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999.

                       September 30,  December 31,   March 31,     June 30,
                            1998         1998          1999       1999 (1)
                       -------------  ------------   ---------     --------

Homes Passed               259,012      228,861      227,620      225,226
Basic Subscribers          152,395      135,991      135,977      134,233
Basic Penetration            58.84%       59.42%       59.74%       59.60%
Revenue per Subscriber     $ 35.62      $ 35.62      $ 36.52      $ 35.94

Premium Subscribers         72,185       63,152       61,870       61,133
Premium Penetration          47.37%       46.44%       45.50%       45.54%

(1) Includes the demographic information of the Alabama systems sold effective June 25, 1999.

      Galaxy generated revenues in the amount of $14,516,917 and $29,086,470 for the three-month and six-month periods ended June 30, 1999, respectively. For the three-month and six-month periods ended June 30, 1998, Galaxy generated revenues in the amount of $17,471,933 and $34,803,001, respectively. The decrease in revenue from 1998 to 1999 was a result of a reduction in subscribers due to the sale of non-core cable systems. Galaxy was able to realize additional revenue per subscriber by increasing basic rates in certain systems. As a result, average revenues per subscriber increased from $34.32 for the three months ended June 30, 1998 to $35.94 for the three months ended June 30, 1999.

      For the three months ended June 30, 1999 and 1998, system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs, were $6,911,118 and $8,207,353, respectively. As a percentage of revenues, these expenses increased from 47.0% for the three months ended June 30, 1998 to 47.6% in the comparable period of 1999. For the six months ended June 30, 1999 and 1998, system operating expenses were $13,584,884 and $16,195,030, respectively, and, as a percentage of revenues, increased from 46.5% for the six months ended June 30, 1998 to 46.7% in the comparable period of 1999. These expenses increased as a percentage of revenue primarily due to increased programming costs to Galaxy.

      Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, decreased from $1,967,392 to $1,405,397 for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. Selling, general and administrative expenses decreased from $4,185,955 to $2,905,979 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. For the three-month period ended June 30, these expenses decreased as a percentage of revenue from 11.2% in 1998 to 9.7% in 1999. For the six-month period ended June 30, these expenses decreased from 12.0% in 1998 to 10.0% in 1999. The decrease in these expenses is attributable to a decrease in marketing costs and a decrease in call center and other administrative costs due to the sale of non-core cable systems.

      For the three months ended June 30, 1999 and 1998, depreciation and amortization expense was $5,088,515, or 35.1% of revenues, and $6,145,303, or 35.2% of revenues, respectively. For the six months ended June 30, 1999 and 1998, depreciation and amortization expense was $10,312,791, or 35.5% of revenues, and $12,347,246, or 35.5% of revenues, respectively. The decrease in these expenses is attributable to the sale of cable television systems in the Partnership's non-core areas.

      For the three months ended June 30, 1999 and 1998, interest expense was $4,834,458 and $5,343,330, respectively. For the six months ended June 30, 1999 and 1998, interest expense was $9,601,780 and $10,547,793, respectively. The decrease in interest expense is primarily due to a reduction in the outstanding balance of the Revolving Credit Facility. During 1998, Galaxy paid $28.7 million towards the principal of the Revolving Credit Facility. During the first six months of 1999, Galaxy paid $13.7 million towards the principal of the Revolving Credit Facility.

      Gain (loss) on sale of assets  went from a net loss on sale of  $1,523,507 for the three months ended June 30, 1998, to a net gain on sale of $5,793,187 for the three months ended June 30, 1999. Gain (loss) on sale of assets went from a net loss on sale of $254,840 for the six months ended June 30, 1998, to a net gain on sale of $6,702,366 for the six months ended June 30, 1999.

      Interest income and other, net, which includes interest income and other expenses, reflected a net income of $15,938 for the three months ended June 30, 1999 and a net expense of $69,874 for the three months ended June 30, 1998. For the six months ended June 30, 1999 interest income and other, net, reflected a net income of $34,931, compared to a net expense of $136,674 for the six months ended June 30, 1998. This was mainly due to a decrease of other expenses.

      Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in the Partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $21.4 million at June 30, 1999. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. . In fiscal 1998 and for the six month period ended June 30, 1999, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million and $9.2 million, respectively. These proceeds were primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

      As of June 30, 1999, Galaxy had $2,996,736 in cash and cash equivalents. As of such date, total liabilities less long-term debt exceeded cash and cash equivalents by $16,949,167. Galaxy expects to fund this deficiency through its operating cash flows, the Revolving Credit Facility and new equity or debt financing.

      Operating cash flows is defined as earnings before interest, depreciation and amortization expense, and other extraordinary items. Due to the results of operations discussed above, Galaxy generated operating cash flows of $5,632,002, or 38.8% of operating revenues, and $6,511,284, or 37.3% of operating revenues, for the three months ended June 30, 1999 and 1998, respectively. Galaxy generated operating cash flows of $11,372,530, or 39.1% of operating revenues, and $12,857,894, or 37.0% of operating revenues, for the six months ended June 30, 1999 and 1998, respectively.

      Galaxy had aggregate indebtedness of approximately $147.4 million (net of unamortized discount of $375,000) as of June 30, 1999, representing $120.0 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes"), $26.0 million outstanding debt under its Revolving Credit Facility and $1.7 million of other bank debt. The Revolving Credit Facility, which has been periodically amended, with the latest amendment occurring in March, 1999, allowed the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converted to a term loan. The first principal payment is due on December 31, 1999, in an amount equal to 22% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the outstanding balance under the Revolving Credit Facility. The Revolving Credit Facility will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long-term debt. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under it.

        As of June 30, 1999, Galaxy had $99.5 million in systems and equipment consisting of $93.7 million of cable television systems and $5.8 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $6.9 million for the six months ended June 30, 1999. For the six months ended June 30, 1998, Galaxy had capital expenditures (exclusive of system acquisitions) of $4.8 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first six months of 1999, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      Galaxy's net cash provided from operating activities was $4,274,661 and $118,714 for the six months ended June 30, 1999 and 1998, respectively, an increase in net cash provided by operating activities of $4,155,947. This increase is due to an increase in accounts payable and accrued expenses and a decrease in prepaids and other during the periods.

      Galaxy provided net cash in investing activities of $1,771,114 for the six months ended June 30, 1999, and provided net cash by investing activities of $7,300,272 for the six months ended June 30, 1998, a decrease in net cash provided by investing activities of $5,529,158. This decrease is primarily due to the purchase of the MCI cable television systems in 1999, offset by an increase in cash provided by proceeds from sale of assets during the first six months of 1999.

      Galaxy used net cash in financing activities of $5,262,816 and $6,794,846 for the six months ended June 30, 1999 and 1998, respectively, a decrease in net cash used in investing activities of $1,532,030. This decrease was mainly due to less payments made under the Revolver during the first six months of 1999.

      Galaxy's cash flows have been sufficient to meet its debt service, working capital and capital expenditure requirements. Galaxy expects that it will be able to meet its short-term and long-term requirements for debt service, working capital and capital expenditures and to fund future cable system acquisitions through its operating cash flows, proceeds from sales of non-core assets and its access to additional capital in the public and private debt markets.

      YEAR 2000

      The year 2000 ("Y2K") issue concerns the inability of information systems to properly recognize and process date-sensitive information beginning January 1, 2000. This section is a Year 2000 Readiness Disclosure.

      Galaxy has put a program in place designed to bring information systems and software into Y2K compliance in time to minimize any significant detrimental effects on operations. The program covers information systems infrastructure, financial and administrative systems, process control and cable television systems. Galaxy's program recognizes that date sensitive systems may fail at different points in time depending on their function. Galaxy is utilizing internal personnel, contract programmers and vendors to identify Y2K issues, modify code and test the modifications. In most cases, these third party programmers and vendors have verified their Y2K compliance with Galaxy. In some cases, non-compliant software and hardware will be replaced. The steps Galaxy has taken in this program include (1) planning and awareness, (2) identification of where failures may occur, (3) resolution including repair and upgrade, and
(4) deployment of compliant systems. The first two steps, planning and awareness and identification are largely completed.

      The following table illustrates Galaxy's present status of completion of each step of its Y2K program.

                                  Percentage              Expected
                                   completed             Completion
Phase                          within each step              Date
----------------------        -----------------      -----------------
Planning and awareness               100%                    --
Identification                        95%              September 1999
Resolution                            90%              September 1999
Deployment                            80%               December 1999

      The completion dates set forth above are based on Galaxy's current expectations. However, due to the uncertainties inherent in the Y2K issue, no assurances can be given as to whether such projects will be completed on such dates. Galaxy expects the total incremental cost of the Y2K issue to be approximately $75,000. This estimated cost does not include any normal ongoing costs for computer hardware or software that would be replaced even without the presence of the Y2K issue. Galaxy has spent approximately $2,200 in its Y2K effort during the first six months of 1999. The occurrence of the remainder of these costs is expected during 1999, and the payment of a majority of these costs has been and will be provided from operations.

      Galaxy has been focusing its efforts on identification, resolution and deployment of its Y2K exposures and has not yet developed significant contingency plans in the event it encounters unknown events. Galaxy intends to examine its status periodically to determine whether such plans are necessary.

      The failure to correct a material Y2K problem could result in an interruption or failure of certain important business operations. Management believes that its Y2K program will significantly reduce Galaxy's risks associated with the changeover to the Y2K and is implementing certain contingency plans to minimize the effect of any potential Y2K related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that Galaxy has deemed critical in regard to customer service, business operations, financial impact or safety.

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

      Galaxy is dependent on third-party vendors. For example, if a cable programmer encounters Y2K problems that impede its ability to deliver its programming, Galaxy will be unable to provide that programming to its cable customers. Galaxy has attempted to ascertain its vendors' state of Y2K readiness through questionnaires, interviews, industry group participation and other available means. Galaxy has not received any response from third-party vendors that indicate a problem with the Y2K issue. There can be no assurance, however, that such a problem will not occur.

      A failure of the services provided by Convergys, Galaxy's billing service provider, could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. Galaxy plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, Galaxy continues to monitor the Y2K readiness of Convergys.

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

      Despite Galaxy's efforts in addressing the Y2K issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon Galaxy's business, financial condition, and results of operations and business prospects.

      SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this Form 10-Q relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward-looking statements and may be affected by a number of factors including the receipt of regulatory approvals, the success of Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, and the absence of interference, as well as other factors contained herein and in Galaxy's other securities filings.

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

     Based on Galaxy's variable debt at June 30, 1999, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $147,300. This amount was calculated using the variable interest rate in effect at June 30, 1999, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included or incorporated by reference below.

      27.  Financial Data Schedule

(b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY TELECOM, L.P.
                                BY:   Galaxy Telecom, Inc.

                                      as General Partner

Date: August 12, 1999                /s/ J. Keith Davidson
                                --------------------------------------------
                                BY:   J. Keith Davidson
                                      Vice President-Finance

(Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number             Description

--------------               ----------------------------------

    27            Financial Data Schedule