Form 10-Q
period 1999-09-30
GALAXY TELECOM LP
filed 1999-11-15
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1999

                                      OROR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                         Commission file number 33-95298

                              GALAXY TELECOM, L.P.
             (Exact name of Registrant as specified in its charter)

            Delaware                                   43-1697125
 (States or other jurisdiction of              (IRS Employer
 incorporation or organization)               Identification Number)

 1220 North Main, Sikeston, Missouri                  63801
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

                              Yes X           No

                              GALAXY TELECOM, L.P.

                                    FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                          PAGE
                                                                          ----

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

PART II.  Other Information................................................18

Signatures    .............................................................19

Exhibit Index .............................................................20

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                       GALAXY TELECOM, L.P. AND SUDSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,    December 31,
                                                                          1999             1998
                                                                    -------------    -------------
                        ASSETS

Cash and cash equivalents                                           $   6,538,779    $   2,213,777
Subscriber receivables, net of allowance for doubtful accounts of
  $108,277 and $116,572, respectively                                   4,414,619        4,334,563
Systems and equipment, net                                             97,695,491      104,197,674
Intangible assets, net                                                 36,728,202       38,260,678
Prepaids and other                                                        782,480        2,735,940
                                                                    -------------    -------------

      Total assets                                                  $ 146,159,571    $ 151,742,632
                                                                    =============    =============

        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                               $  20,257,832    $  14,854,052
Subscriber deposits and deferred revenue                                3,875,774        4,078,407
Long-term debt and other obligations                                  147,366,819      152,445,620
                                                                    -------------    -------------

      Total liabilities                                               171,500,425      171,378,079

Commitments and contingencies (Note 7)

Partners' deficit:
  General partners                                                    (25,340,854)     (19,635,447)
  Limited partners                                                           --               --

      Total partners' deficit                                         (25,340,854)     (19,635,447)
                                                                    -------------    -------------

      Total liabilities and partners' deficit                       $ 146,159,571    $ 151,742,632
                                                                    =============    =============

 The accompanying notes are an integral part of the consolidated financial statements.

   GALAXY TELECOM, L.P. AND SUDSIDIARY GALAXY TELECOM, L.P. AND SUDSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the three months ended     For the nine months ended
                                                                            September 30,                   September 30,
                                                                   ----------------------------    ----------------------------
                                                                       1999            1998            1999            1998
                                                                   ------------    ------------    ------------    ------------

Revenues                                                           $ 14,183,681    $ 16,852,423    $ 43,270,181    $ 51,655,423
                                                                   ------------    ------------    ------------    ------------

Operating expenses:
  Systems operations                                                  6,793,725       7,925,228      20,378,609      24,120,258
  Selling, general and administrative                                 1,490,154       2,069,006       4,396,163       6,254,961
  Management fee to affiliate                                           420,693         761,759       1,643,770       2,325,880
  Depreciation and amortization                                       4,772,917       6,010,057      15,085,708      18,357,303
                                                                   ------------    ------------    ------------    ------------

      Total operating expenses                                       13,477,489      16,766,050      41,504,250      51,058,402
                                                                   ------------    ------------    ------------    ------------

      Operating income                                                  706,192          86,373       1,765,931         597,021

Interest expense                                                     (4,603,575)     (5,115,239)    (14,205,355)    (15,663,033)
Gain (loss) on sale of assets                                           (43,934)     (3,262,273)      6,658,432      (3,517,111)
Interest income and other, net                                           40,654         (56,973)         75,585        (193,649)
                                                                   ------------    ------------    ------------    ------------

      Net loss                                                     $ (3,900,663)   $ (8,348,112)   $ (5,705,407)   $(18,776,772)
                                                                   ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the nine months ended September 30,
                                                      ---------------------------------------
                                                                1999            1998
                                                            ------------    ------------
Cash flows from operating activities:

  Net loss                                                  $ (5,705,407)   $(18,776,772)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation expense                                       13,137,080      15,501,517
   Amortization expense                                        1,948,628       2,855,786
   Amortization included in interest expense                     990,000         701,082
   Provision for doubtful accounts receivable                    713,763         928,393
   (Gain) loss on sale of assets                              (6,658,432)      3,517,111
   Changes in assets and liabilities:
    Subscriber receivables                                      (793,819)       (436,121)
    Prepaids and other                                         1,953,460       1,098,435
    Accounts payable and accrued expenses                      5,403,780      (1,366,397)
    Subscriber deposits and deferred revenue                    (202,633)       (792,985)
                                                            ------------    ------------

      Net cash provided by operating activities               10,786,420       3,230,049
                                                            ------------    ------------

Cash flows from investing activities:
  Acquisition of cable systems - net of trades                      --          (133,633)
  Proceeds from sales of cable systems                         9,191,149      21,530,553
  Acquisition of capital assets                               (9,579,037)     (7,813,668)
  Other intangible assets                                       (544,860)     (1,160,453)
                                                            ------------    ------------

      Net cash provided by (used in) investing activities       (932,748)     12,422,799
                                                            ------------    ------------

Cash flows from financing activities:
  Borrowings under term debt and revolver                      3,000,000       4,425,000
  Payments under term debt and revolver                       (7,465,000)    (22,550,000)
  Borrowings on other debt                                        77,430       3,853,500
  Payments on other debt                                        (736,231)     (1,479,339)
  Payment of debt issue costs                                   (404,869)       (676,531)
                                                            ------------    ------------

      Net cash used in financing activities                   (5,528,670)    (16,427,370)
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents           4,325,002        (774,522)

Cash and cash equivalents, beginning of period                 2,213,777       2,403,098
                                                            ------------    ------------

Cash and cash equivalents, end of period                    $  6,538,779    $  1,628,576
                                                            ============    ============


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

1.  BASIS OF PRESENTATION AND OTHER INFORMATION

      The attached unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire 1999 fiscal year. The accompanying interim consolidated financial statements should be read in conjunction with Galaxy's Annual Report on Form 10-K for the year ended December 31, 1998.

      The following notes, insofar as they are applicable to the three months and nine months ended September 30, 1999 and 1998, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of such consolidated financial statements are included.

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $25.3 million at September 30, 1999. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In fiscal 1998 and for the nine month period ended September 30, 1999, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million and $9.2 million, respectively. These proceeds were primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

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

3.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the nine months ended September 30, 1999 and 1998 was approximately $9.5 million and $11.2 million, respectively.

      During the first nine months of 1998, Galaxy traded four systems located in and around Sheridan County, Nebraska, representing 853 subscribers for one system located in Jefferson County, Colorado representing approximately 800 subscribers.

      During the first nine months of 1999, Galaxy traded 18 cable television systems located primarily in Colorado, Iowa and South Dakota, representing approximately 7,500 subscribers for seven cable television systems located primarily in Mississippi, representing approximately 7,100 subscribers .

4.  RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees totaled $420,692 for the three months ended September 30, 1999 and $761,759 for the three months ended September 30, 1998. Management fees totaled $2,325,880 for the nine months ended September 30, 1999 and $1,643,770 for the nine months ended September 30, 1998.

5.  LONG-TERM DEBT

      Long-term debt consisted of the following:

                                      September 30,     December 31,
                                           1999             1998
                                      -------------    -------------

          Revolving Credit Facility   $  26,035,000    $  30,500,000
          Senior Subordinated Notes     120,000,000      120,000,000
            Unamortized discount           (360,000)        (405,000)
          Other                           1,691,819        2,350,620
                                      -------------    -------------

                 Total                $ 147,366,819    $ 152,445,620
                                      =============    =============


      In March 1999, Galaxy amended the Revolving Credit Facility ("the Revolver"). The amendment allowed the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converted to a term loan. The first principal payment is due on March 31, 2000, in an amount equal to 5.5% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. The Revolver will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The financial covenants in the Revolver may significantly limit Galaxy's ability to borrow under the Revolver.

      The required principal payments on Galaxy's long-term debt and other obligations at September 30, 1999, assuming no additional borrowings, are as follows:

        Remaining principal payments due in 1999       $     113,451
        Remaining principal payments due in 2000           8,124,131
        Remaining principal payments due in 2001           9,534,237
        Remaining principal payments due in 2002           9,955,000
        Remaining principal payments due in 2003                 -
        Remaining principal payments due thereafter      120,000,000
                                                         -----------
                                                       $ 147,726,819
                                                         ===========

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

    On June 23, 1999, Galaxy sold 24 cable television systems, located primarily in Alabama, representing approximately 5,500 subscribers for approximately $8.4 million, or approximately $1,540 per subscriber, and recorded a gain on sale of approximately $2.2 million. Galaxy used a majority of the proceeds from this sale to pay down principal of the revolving note.

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

      Galaxy is also subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows.

8.    SUBSEQUENT EVENT

    On October 1, 1999, Galaxy sold 10 cable television systems, located primarily in Missouri, representing approximately 1,165 subscribers for approximately $1.36 million, or approximately $1,161 per subscriber. Galaxy used a majority of the proceeds from this sale to pay down principal of the revolving note.

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

    On October 1, 1999, Galaxy sold 10 cable television systems, located primarily in Missouri, representing approximately 1,165 subscribers for approximately $1.36 million, or approximately $1,161 per subscriber. Galaxy used a majority of the proceeds from this sale to pay down principal of the revolving note.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percentage of revenues for the three months and nine months ended September 30, 1999 and September 30, 1998. Amounts shown are in thousands.


                                               For the three months ended                For the nine months ended
                                          --------------------------------------     --------------------------------------
                                          September 30, 1999   September 30, 1998    September 30, 1999   September 30, 1998
                                          -----------------    ------------------     -----------------    -----------------
                                           Amount       %        Amount       %        Amount      %        Amount       %
                                          --------    -----     --------    -----     --------   -----     --------    -----

Revenues                                 $ 14,184    100.0%    $ 16,852    100.0%    $ 43,271    100.0%    $ 51,655    100.0%
                                         --------    -----     --------    -----     --------    -----     --------    -----

Operating expenses:
   Systems operations                       6,794     47.9%       7,925     47.0%      20,379     47.1%      24,120     46.7%
   Selling, general and administrative      1,490     10.5%       2,069     12.3%       4,396     10.2%       6,255     12.1%
   Management fees to affiliate               421      3.0%         762      4.5%       1,644      3.8%       2,326      4.5%
   Depreciation and amortization            4,773     33.7%       6,011     35.7%      15,086     34.9%      18,358     35.5%
                                         --------    -----     --------    -----     --------    -----     --------    -----

   Total operating expenses                13,478     95.0%      16,767     99.5%      41,505     96.0%      51,059     98.8%
                                         --------    -----     --------    -----     --------    -----     --------    -----

     Operating income                         706      5.0%          85      0.5%       1,766      4.1%         596      1.2%

Interest expense                           (4,604)   (32.5%)     (5,115)   (30.4%)    (14,205)   (32.8%)    (15,663)   (30.3%)
Gain (loss) on sale of assets                 (44)    (0.3%)     (3,261)   (19.4%)      6,658     15.4%      (3,516)    (6.8%)
Other income (expense), net                    41      0.3%         (57)    (0.3%)         76      0.2%        (194)    (0.4%)
                                         --------    -----     --------    -----     --------    -----     --------    -----

Net loss                                 $ (3,901)   (27.5%)   $ (8,348)   (49.5%)   $ (5,705)   (13.2%)   $(18,777)   (36.4%)
                                         ========    =====     ========    =====     ========    =====     ========    =====

      The following table sets forth demographic information as of December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999.


                       December 31,  March 31,     June 30,     September 30,
                         1998          1999        1999 (1)        1999
                         ----          ----        --------        ----

Homes Passed            228,861       227,620      225,226       214,341
Basic Subscribers       135,991       135,977      134,233       126,861
Basic Penetration        59.42%       59.74%        59.60%        59.19%
Revenue per Subscriber   $35.62       $36.52        $35.94        $36.93

Premium Subscribers      63,152       61,870        61,133        57,013
Premium Penetration      46.44%       45.50%        45.54%        44.94%



(1) Includes the demographic information of the Alabama systems sold effective June 25, 1999.

      Galaxy generated revenues in the amount of $14,183,681 and $43,270,181 for the three-month and nine-month periods ended September 30, 1999, respectively. For the three-month and nine-month periods ended September 30, 1998, Galaxy generated revenues in the amount of $16,852,423 and $51,655,423, respectively. The decrease in revenue from 1998 to 1999 was a result of a reduction in subscribers due to the sale of non-core cable systems. Galaxy was able to realize additional revenue per subscriber by increasing basic rates in certain systems and from increasing data service revenue from its fiber optic network. As a result, average revenues per subscriber increased from $35.62 for the three months ended September 30, 1998 to $36.93 for the three months ended September 30, 1999.

      For the three months ended September 30, 1999 and 1998, system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs, were $6,793,725 and $7,925,228, respectively. As a percentage of revenues, these expenses increased from 47.0% for the three months ended September 30, 1998 to 47.9% in the comparable period of 1999. For the nine months ended September 30, 1999 and 1998, system operating expenses were $20,378,609 and $24,120,258, respectively, and, as a percentage of revenues, increased from 46.7% for the nine months ended September 30, 1998 to 47.1% in the comparable period of 1999. These expenses increased as a percentage of revenue primarily due to increased programming costs to Galaxy.

      Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, decreased from $2,069,006 to $1,490,154 for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. Selling, general and administrative expenses decreased from $6,254,961 to $4,396,163 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. For the three-month period ended September 30, these expenses decreased as a percentage of revenue from 12.3% in 1998 to 10.5% in 1999. For the nine-month period ended September 30, these expenses decreased from 12.1% in 1998 to 10.2% in 1999. The decrease in these expenses is attributable to a decrease in marketing costs and a decrease in call center and other administrative costs due to the sale of non-core cable systems.

      For the three months ended September 30, 1999 and 1998, depreciation and amortization expense was $4,772,917, or 33.7% of revenues, and $6,010,057, or 35.7% of revenues, respectively. For the nine months ended September 30, 1999 and 1998, depreciation and amortization expense was $15,085,708, or 34.9% of revenues, and $18,357,303 or 35.5% of revenues, respectively. The decrease in these expenses is attributable to the sale of cable television systems in the Partnership's non-core areas.

      For the three months ended September 30, 1999 and 1998, interest expense was $4,603,575 and $5,115,239, respectively. For the nine months ended September 30, 1999 and 1998, interest expense was $14,205,355 and $15,663,033, respectively. The decrease in interest expense is primarily due to a reduction in the outstanding balance of the Revolving Credit Facility. During 1998, Galaxy paid $28.7 million towards the principal of the Revolving Credit Facility. During the first nine months of 1999, Galaxy paid $7.5 million towards the principal of the Revolving Credit Facility.

      Gain (loss) on sale of assets went from a net loss on sale of $3,262,273 for the three months ended September 30, 1998, to a net loss on sale of $43,934 for the three months ended September 30, 1999. Gain (loss) on sale of assets went from a net loss on sale of $3,517,111 for the nine months ended September 30, 1998, to a net gain on sale of $6,658,432 for the nine months ended September 30, 1999.

      Interest income and other, net, which includes interest income and other expenses, reflected a net income of $40,655 for the three months ended September 30, 1999 and a net expense of $56,973 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 interest income and other, net, reflected a net income of $75,586, compared to a net expense of $193,647 for the nine months ended September 30, 1998. This was mainly due to an increase in interest income, offset by a decrease in other expenses.

      Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in the Partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $25.3 million at September 30, 1999. During 1998, the Partnership began implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. . In fiscal 1998 and for the nine month period ended September 30, 1999, the Partnership received net proceeds from sales of its non-core cable television systems of $38.6 million and $9.2 million, respectively. These proceeds were primarily used to pay down the amounts due under its revolving line of credit. Management intends to seek new debt and/or equity financing and reduce its borrowings under its revolving line of credit through the sales of non-core systems in order for the Partnership to meet its business plan and sustain operations. However, there is no assurance that the Partnership will be able to implement its strategy and raise new capital.

      As of September 30, 1999, Galaxy had $6,538,779 in cash and cash equivalents. As of such date, total liabilities less long-term debt exceeded cash and cash equivalents by $17,594,827. Galaxy expects to fund this deficiency through its operating cash flows, the Revolving Credit Facility and new equity or debt financing.

      Operating cash flows is defined as earnings before interest, depreciation and amortization expense, and other extraordinary items. Due to the results of operations discussed above, Galaxy generated operating cash flows of $5,479,109, or 38.6% of operating revenues, and $6,096,430, or 36.0% of operating revenues, for the three months ended September 30, 1999 and 1998, respectively. Galaxy generated operating cash flows of $16,851,639, or 38.9% of operating revenues, and $18,954,324, or 36.7% of operating revenues, for the nine months ended September 30, 1999 and 1998, respectively.

      Galaxy had aggregate indebtedness of approximately $147.4 million (net of unamortized discount of $360,000) as of September 30, 1999, representing $120.0 million of 12.375% Senior Subordinated Notes due in 2005 (the "Notes"), $26.0 million outstanding debt under its Revolving Credit Facility and $1.7 million of other bank debt. The Revolving Credit Facility, which has been periodically amended, with the latest amendment occurring in March, 1999, allowed the Partnership to borrow up to $55.9 million until June 1999 when the outstanding balance converted to a term loan. The first principal payment is due on March 31, 2000, in an amount equal to 5.5% of the converted balance, and in subsequent quarterly installments escalating annually from 22 percent to 30 percent of the converted balance through December 2002. Net proceeds from any system sale will be used to reduce the outstanding balance under the Revolving Credit Facility. The Revolving Credit Facility will require Galaxy to maintain compliance with certain financial ratios and other covenants, such as total debt to annualized cash flow, cash flow to interest expense, capital expense limits and basic subscribers to total long-term debt. The financial covenants in the Revolving Credit Facility may significantly limit Galaxy's ability to borrow under it.

        As of September 30, 1999, Galaxy had $97.7 million in systems and equipment consisting of $92.1 million of cable television systems and $5.6 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $9.6 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, Galaxy had capital expenditures (exclusive of system acquisitions) of $7.8 million. These capital expenditures were financed mainly through the Revolving Credit Facility and cash flows from operations. During the first nine months of 1999, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      Galaxy's net cash provided from operating activities was $10,786,420 and $3,230,049 for the nine months ended September 30, 1999 and 1998, respectively, an increase in net cash provided by operating activities of $7,556,371. This increase is due to an increase in accounts payable and accrued expenses and a decrease in prepaids and other during the periods.

      Galaxy used net cash in investing activities of $932,748 for the nine months ended September 30, 1999, and had net cash provided by investing activities of $12,422,799 for the nine months ended September 30, 1998, a decrease in net cash provided by investing activities of $13,355,547. This decrease is primarily due to a decrease in cash provided by proceeds from sales of cable systems during the first nine months of 1999 as compared to 1998.

      Galaxy used net cash in financing activities of $5,528,670 and $16,427,370 for the nine months ended September 30, 1999 and 1998, respectively, a decrease in net cash used in investing activities of $10,898,700. This decrease was mainly due to less payments made under the Revolver during the first nine months of 1999.

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

                                  Percentage              Expected
                                   completed             Completion
Phase                          within each step              Date
--------------------------    ------------------       --------------
Planning and awareness               100%                    --
Identification                       100%                    --
Resolution                            95%               November 1999
Deployment                            95%               December 1999

      The completion dates set forth above are based on Galaxy's current expectations. However, due to the uncertainties inherent in the Y2K issue, no assurances can be given as to whether such projects will be completed on such dates. Galaxy expects the total incremental cost of the Y2K issue to be approximately $75,000. This estimated cost does not include any normal ongoing costs for computer hardware or software that would be replaced even without the presence of the Y2K issue. Galaxy has spent approximately $15,000 in its Y2K effort during the first nine months of 1999. The occurrence of the remainder of these costs is expected during 1999, and the payment of a majority of these costs has been and will be provided from operations.

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

     Based on Galaxy's variable debt at September 30, 1999, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $147,300. This amount was calculated using the variable interest rate in effect at September 30, 1999, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

  Exhibits. The following exhibits are included or incorporated by reference below.

      27.  Financial Data Schedule

  (b) Reports of Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY TELECOM, L.P.
                                BY:   Galaxy Telecom, Inc.

                                      as General Partner

Date: November 12, 1999              /s/ J. Keith Davidson
                               -------------------------------------
                                BY:    J. Keith Davidson
                                       Vice President-Finance
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number             Description

--------------               ----------------------------------
    27            Financial Data Schedule