Form 10-K
period 1999-12-31
GALAXY TELECOM LP
filed 2000-04-14
CIK 948945

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                          -----------------------------
 (Mark One)
[ X ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934
-------
  For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE  SECURITIES
      EXCHANGE ACT OF
-----
For the transition period from            to
                               ---------

                         Commission file number 33-95298

                              GALAXY TELECOM, L.P.
             (Exact name of Registrant as specified in its charter)

               Delaware                                       43-1697125
  ---------------------------------                  --------------------------
(States of Other Jurisdictions of                           IRS Employer
 Incorporation or Organization)                          Identification No.)

              1220 North Main

            Sikeston, Missouri                                  63801
  ---------------------------------                  --------------------------
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

          Yes       X                               No
                  -----                                   -----

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

Aggregate market value of the voting equity securitiesheld by non-affiliates of Galaxy Telecom Capital Corp.: $0

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 2000: 100

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

                                 GALAXY TELECOM, L.P.
                                       FORM 10-K
                          Year Ended December 31, 1999

                                   TABLE OF CONTENTS

Item        Topic                                                       Page
                                                                  -------------
                                     PART I

 1.     Business............................................................ 3
 2.     Properties..........................................................29
 3.     Legal Proceedings...................................................29
 4.     Submission of Matters to a Vote of
        Security Holders....................................................29


                                     PART II

 5.     Market for the Registrant's Securities

        and Related Security Holder Matters.................................30
 6.     Selected Financial Data.............................................30
 7.     Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................31
7a.     Qualitative and Quantitative Disclosures about
        Market Risks........................................................41
 8.     Financial Statements and Supplementary Data........................F-1
 9.     Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure............................. 42

                                    PART III

10.     Directors and Executive Officers of the Registrant..................42
11.     Executive Compensation............................................. 43
12.     Security Ownership of Certain Beneficial
        Owners and Management...............................................44
13.     Certain Relationships and Related Transactions......................46

                                     PART IV

14. Exhibits, Financial Statement Schedules

        and Reports on Form 8-K.............................................50

Signatures..................................................................50

                                     PART I

      Item 1.     Business.

      General

      The Company owns, operates and develops clusters of classic cable television systems ("Systems"), primarily in rural and non-metropolitan areas in the Midwestern and Southeastern United States. The Company seeks to be the premier provider of cable and broadband services in its core service areas (which include Southeastern Nebraska, Kansas, Southern Illinois, Western Kentucky and Northern and Central Mississippi) by: (i) developing, upgrading and acquiring cable television systems in these areas, and (ii) utilizing its fiber optic network to provide enhanced cable television services, such as digital cable and high-speed Internet access, and advanced telecommunications and broad band network services.

     The Partnership has incurred losses each year since its inception and has a partnership deficit of $31.9 million at December 31, 1999. During 1999, the Partnership continued implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1999 and 1998, the Partnership received proceeds from sales of its non-core cable television systems of $10.1 million and $36.8 million, respectively, which was primarily used to pay down the amounts due under its revolving line of credit.

     At December 31, 1999, the Partnership was not in compliance with certain covenants under its term loan agreement. As discussed in Note 7, on March 31, 2000 the Partnership amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowings under the term loan agreement.

Additionally, as part of this amended term loan agreement, the Partnership must have a definitive sale agreement in force by May 31, 2000 to sell substantially all the interests of the Partnership sufficient for the repayment of all Partnership loans including the Senior Subordinated Notes. This definitive agreement shall not contain any such contingencies allowing the purchaser to terminate such an agreement arising from: (a) the failure of such purchaser to obtain the financing necessary for purchase, (b) the failure of such purchaser to obtain the approvals necessary for such purchase or (c) relating to the completion of any due diligence review by such purchaser other than completion of reasonable due diligence customarily to be completed in such transaction after signing such agreement. Absent of such an agreement to sell substantially all the assets of the Company triggers an event of default under the terms of the amended loan agreement.

      Management is actively pursuing the sale of the interests of the Partnership in accordance with the amended term loan agreement. However, entering into a definitive agreement as described above by May 31, 2000 is not assured.

      In light of the Partnership's current projected earnings and cash flow, the Partnership believes it will have the financial resources to maintain its current level of operations until December 31, 2000, the term loan maturity date. However, cash generated from operations alone will not be sufficient to pay the term loan on December 31, 2000 without proceeds from the sale of assets or refinancing of the term loans. Additionally, such a sale as required by the loan agreement would represent a change in control as defined in the Senior Subordinated Loan Agreement and would represent an event of redemption.

      Absence of the completion of the aforementioned definitive agreement, and the Partnership's inability to meet its cash flow needs, raises substantial doubt about its ability to continue as a going concern.

      Galaxy believes there are significant advantages to acquiring and operating classic cable television systems. Historically, in classic cable television markets, cable television service is necessary in order to receive a full complement of over-the-air television stations (including network-affiliated stations). In addition, these markets generally offer fewer competing entertainment alternatives than larger urban or suburban markets. As a result, classic cable television systems usually have higher basic penetration rates and lower churn rates than systems serving larger markets. As compared with urban and suburban systems, classic systems have more programming flexibility for a given channel capacity because they are generally in areas with fewer over-the-air broadcast stations that must be carried and have fewer local programming obligations. In addition, Galaxy believes that it and other classic cable system operators have lower capital costs per subscriber than urban and suburban operators do. Based on the generally lower cost of living in its operating areas, Galaxy also believes that classic systems have lower labor and marketing costs than many urban and suburban systems.

      The three key individuals who manage Galaxy's day-to-day operations (the "Senior Managers") have developed and refined the operating strategy utilized by Galaxy to efficiently and economically provide high quality customer service to classic cable television systems spread over a wide geographic area. Galaxy's existing infrastructure includes two customer service centers that receive customer calls through a toll-free telephone number. At the service centers, customer service representatives can address virtually any request or problem a customer may have through an on-line customer support computer system utilizing advanced software. The central computer system is integrated with the Qualcomm OmniTRACS(TM) satellite-based dispatch system, which has been installed in virtually all of Galaxy's service vehicles. The OmniTRACS system provides the customer service representatives with direct, real-time, two-way interactive communication with Galaxy's field technicians and generates comprehensive customer service information on a timely basis. The integration of the OmniTRACS system with the centralized computer system allows Galaxy to control costs, better manage the customer service function and provide its customers with high quality service, generally within a 24-hour period.

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

      At December 31, 1999, the Partnership was not in compliance with certain covenants under its term loan agreement. As discussed in Note 7, on March 31, 2000 the Partnership amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowings under the term loan agreement.

      Background

      The Senior Managers, Tommy L. Gleason, Jr., James M. Gleason and J. Keith Davidson have been involved in the construction, acquisition, ownership, management and operation of classic cable television systems as a team for more than 15 years. They have collective experience in the cable television industry exceeding 60 years. From 1987 through 1994, the Senior Managers operated approximately 100 classic cable television systems for Galaxy Cablevision, L.P. ("Galaxy Cablevision"); a master limited partnership traded on the American Stock Exchange. Prior thereto, between 1981 and 1987, the Senior Managers constructed and operated cable television systems in Alabama, Illinois, Indiana, Tennessee and Texas through a number of related entities.

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

      During 1996, Galaxy entered into definitive agreements to acquire selected cable television systems representing approximately 16,200 subscribers from Cablevision of Texas, High Plains Cable, Midcontinent Cable, Five Rivers Cable Company, Hurst Communications and CS Cable Services, Inc., for approximately $15.8 million, or approximately $980 per subscriber. During 1996, Galaxy traded one system located in Kansas representing approximately 7,000 subscribers for assets comprising six cable television systems of Tele-Communications, Inc. located in northern Mississippi representing approximately 10,400 subscribers. Galaxy also traded assets comprising the Ranburn cable system in Ranburn, Alabama serving approximately 110 subscribers for a similar system in Mexia, Alabama serving approximately 230 subscribers.

      During 1997, Galaxy entered into definitive agreements to acquire selected cable television systems representing approximately 1,610 subscribers from TCI Cable of the Midland., for approximately $1.7 million, or approximately $1,056 per subscriber. During 1997, Galaxy sold systems located in South Carolina, Mississippi and Kansas representing approximately 3,080 subscribers for approximately $3.3 million, or approximately $1,070 per subscriber.

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

       On July 31, 1998, Galaxy two cable television systems located in Kansas, representing 201 subscribers for approximately $171,000, or approximately $850 per subscriber.

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

      1999 Acquisitions, Dispositions and Trades

      On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber, and recorded a gain on sale of approximately $1.0 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

            On May 1, 1999, Galaxy traded 6 cable television systems, representing approximately 7,500 subscribers for seven cable television systems, representing approximately 7,100 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. The trade was accounted for as a business combination in accordance with the Accounting Principles Board Opinion No. 16 "Business Combinations." The estimated fair market value of the cable television systems received was approximately $9.4 million or approximately $1,300 per subscriber. The fair market value of the cable television systems received was estimated by using the purchase price (price per subscriber) for similar cable television systems bought from MCI by an affiliate of Galaxy. The net historical cost of the cable television systems given up was approximately $6.9 million, resulting in Galaxy recording a gain on sale of approximately $2.5 million, net of expenses.

      On June 23, 1999, Galaxy sold 8 cable television systems, located primarily in Alabama, representing approximately 5,500 subscribers for approximately $8.4 million, or approximately $1,540 per subscriber, and recorded a gain on sale of approximately $1.8 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On October 1, 1999, Galaxy sold seven satellite master antenna television systems("SMATV's") and two cable systems located primarily in the Kansas City area, representing approximately 1,165 subscribers for approximately $1.36 million, or approximately $1,161 per subscriber, and recorded a gain on sale of approximately $244,000. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      Pending Dispositions

      On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.5 million, or approximately $2,492 per subscriber. Galaxy will use the proceeds from this sale to pay down principal of the term loan.

      Cable Operations

      The Company has been focusing on increasing its cash flow generated from classic cable markets which are in or contiguous to its Core Systems. By clustering Systems, the Company believes that it realizes economies of scale, such as reduced payroll expenses, reduced local management and technical costs per subscriber, reduced direct sales expenses, increased local advertising sales and more efficient introduction and utilization of new technologies. The Company will continue to explore acquiring systems in its core service areas and divesting its Non-Core Systems.

      The Company is in the midst of a significant capital expenditure plan designed to upgrade and interconnect its Core Systems by installing fiber optic cable and associated electronic equipment. Such installation allows the Company to significantly increase the transmission capacity of the affected systems (thereby providing the Company with the opportunity to add new programming services, such as Digital Cable), increase the quality of such transmissions and achieve operational efficiencies, including the reduction of headends and related expenses. The Company has realized increased revenues and cash flow in its Core Systems where the Company has implemented upgrades and interconnectivity.

 Cable Strategy. The Company's cable strategy is to achieve superior operating performance by consolidating its operations within its Core Systems and utilizing and expanding its fiber optic network beyond its current 1,400 miles to offer a broader array of services while improving service quality and lowering operating costs. The Company's cable strategy consists of the following elements:

 o Focus on Expansion of Core Systems. The Company intends to continue its focused acquisition and consolidation strategy within its Core Systems. The Company recently acquired cable systems from TCI that are contiguous to the Core Systems operations in Northern Mississippi. The Company will continue to pursue acquisitions of systems in close proximity to its Core Systems that can be incorporated into its current or planned fiber network. The Company believes that it will be able to further enhance subscriber cash flows as it completes acquisitions complementary to its Core Systems, further upgrades and expands its fiber network in its core service areas, and continues to divest its Non-Core Systems.

 o Implement Operating Efficiencies. Upon acquiring a System, the Company implements extensive management, operational and technical changes designed to improve operating efficiencies and increase operating cash flow. By centralizing and upgrading customer support functions, the Company expects to reduce administrative costs and better manage and train employees, while providing a higher level of customer service. The Company also seeks to reduce technical operating costs and capital expenditures by consolidating headend facilities. The Company's goal is to continue to reduce the number of headends in its Core System to fewer than 100, while assuming the same number of total subscribers.

 o Strategically Upgrade Systems. The Company is currently upgrading and interconnecting its system capabilities by significantly increasing the amount of fiber optic cable in its Core Systems. In addition to the resulting reduction in the number of headends required and increased channel capacity, the installation of fiber optic cable will allow the Company to provide enhanced services, including Digital Cable and high-speed Internet access via cable modems. Digital Cable, which the Company is currently testing in one of its Core Systems, includes near video-on-demand, multi-channel pay-per-view, inter-active navigator and multiplex premium services by employing video compression technology. This technology allows the Company to offer up to 12 digital channels in the same frequency spectrum required to transmit a single analog channel. Cable modems permit high-speed Internet access and enhanced web site services. The Company has 44 cable modem customers as of December 31, 1999. The fiber enhancement of the Company's Core Systems will also allow it to aggregate larger numbers of subscribers on each headend. The Company believes this allows it to increase advertising margins because the ad insertion equipment which the Company installs in each headend will reach more subscribers.

 o Enhance Customer Value. The Company strives to assure product quality and reliable service. The Company's regional call centers incorporate advanced computer technology and communications equipment which allow the Company to effectively manage its Systems. The Company believes that by investing in ongoing, recurring training and incentive plans for both its customer service staff and technical personnel it is able to maintain a high level of commitment to service among these important customer contact employees.

Telecommunications Services Operations

      As the Company began to deploy fiber optic cable in Nebraska and Kansas to interconnect its Systems, it was approached by a group of educational institutions and state agencies about utilizing this network to provide them with advanced telecommunications services. Upon further review of demand for these services in Nebraska and Kansas, the Company realized that the offering of video conferencing for distance learning, wide area network connections and an intrastate virtual private telephone network (which includes four-digit dialing and Internet access) (the "Telecom Services") represented an attractive new business opportunity for the Company with the potential for high operating margins. In July 1997, and September, 1997, the Company began to provide one or more of these services to schools in Nebraska and Kansas, respectively. As of December 31, 1999, the Company served 70 schools in Nebraska and 6 schools in Kansas.

      Markets Served. The Company has developed detailed business and network architecture plans for each of Nebraska and Kansas in order to successfully market to the educational institutions and state agencies in these states and take advantage of the sizeable demand for such Telecom Services. The Nebraska plans call for these services to be delivered over the Company's Nebraska fiber optic network (the "Nebraska Network"), which was originally designed to serve its cable television systems. As a result, the Telecom Services can be delivered at little additional incremental cost to the Company. The Company has already constructed 900 miles of fiber optic cable in Nebraska and 36 miles of fiber optic cable in Kansas.

      Although the Nebraska market represents a potentially large revenue opportunity for the Company, the size of the Kansas market opportunity is significantly greater. Kansas has approximately 2,350 schools and 109 state agencies, and the Company currently intends on offering Telecom Services to many of these schools and agencies which are inside service territories currently served by the Company's Kansas Systems. Other of these educational sites and state agencies, however, are in areas outside of the service territories served by the Company's Kansas Systems. As a result, Galaxy intends to expand its Kansas fiber optic network (the "Kansas Network") beyond the areas served by its Kansas Systems. This expansion will only occur in areas where either a school or state agency has entered into an exclusive long-term contract with the Company to provide Telecom Services. The actual miles of fiber optic cable laid in the Kansas Network will be dependent on the number schools and state agencies which enter into contracts with the Company.

      Telecommunications Strategy. The Company's telecommunications services strategy is to significantly enhance profitability by leveraging its fiber optic network and existing infrastructure to broaden its customer base through the provision of telecommunications and broadband services.

      o Expand Telecommunications Offerings. The Company has designed its fiber optic network with significant excess capacity to support a wide array of telecommunications services and to be compatible with technologies still under development in the industry, including server-based applications such as virtual LANs, e-commerce, and voice over the Internet. The Company's fiber optic network can provide up to 150 megabit WAN connections, private intranet services, high-speed Internet access and intrastate virtual private networks using four-digit dialing for multi-site customers. The Company can resell its excess capacity to competitive local exchange carriers ("CLECs") and long distance companies operating in its service areas. As the fiber optic network is built out, the Company expects to expand its customer base initially to include additional schools, and eventually governmental entities, businesses, and strategic partners all of which can be added to the network at little incremental cost.

      o Concentrate Operations Geographically. The Company intends to provide the Telecom Services in Nebraska and Kansas where it believes it has a competitive advantage to be the low cost, superior customer service provider. The Company can build out its fiber optic network at lower incremental costs than competitors in these states because of the Company's existing cable infrastructure, lower labor costs than in urban markets and favorable topography. In addition, the fact that the Company will be first-to-market with Telecom Services in these states, the sparse population of areas served and the lack of existing infrastructure in both states create significant time and cost barriers to entry for potential competitors.

      o Provide Customized Services. The Company tailors service offerings, sales and marketing techniques and network deployment to meet the different needs of its customers. By working closely with customers, the Company designs and engineers the services for each customer to meet the particular needs of that customer. The Company has found that many of its competitors only offer communication connections to customers, and that those customers must then determine how to effectively use the communication capability. The Company offers turn-key solutions by providing scaleable technology and training together with fiber optic connections, thereby permitting the customer to more effectively use its fiber optic connection. The Company believes its ability to tailor services provides a distinct advantage over its potential competition for contracts.

      o Pursue Demand-Driven Network Deployment. The Company utilizes a demand-driven approach to network construction by marketing and securing long-term contracts for its services before committing capital expenditures to develop or expand its fiber plant. The Company seeks to secure 5-10 year contracts which provide for the Company to be the exclusive provider to its customers of the services rendered for the duration of the contract. Furthermore, pursuant to the terms of certain customer contracts, the Company receives up-front reimbursement for a portion of the capital expenditures required to purchase the necessary equipment and add the customer to its network.

      o Develop Strategic Relationships. The Company continues to seek to enter into mutually beneficial strategic relationships with telecommunications service providers and other entities operating in the same regions as its Core Systems. The Company has an agreement with Broadband Networks, Inc. ("BNI"), a telecommunications system designer and integrator, pursuant to which BNI provides system design, grant process and marketing support, and equipment procurement and installation to Telecom Service customers of the Company. The Company has developed a strategic relationship with Cable USA, a communications provider serving areas in Nebraska not currently served by the Company, to interconnect their respective fiber optic networks to offer their broadband services over a larger network. The Company is also in discussions with certain CLEC providers pursuant to which the Company will provide the CLEC with access to its fiber network. This will give the CLEC a broader reach into the tertiary and more rural markets See "Risk Factors-Reliance Upon Certain Key Vendors" and "Company-Telecommunications Services Operations; Strategic Relationships.".

      The Company feels that their fiber network in both markets will be an affordable means to CLECs for the transportation of both local and long distance traffic back to their switch locations. One such CLEC is Birch Telecom, a Kansas City based operator, whom the Company is working to develop an agreement which will give Birch a broader reach into the tertiary and more rural markets. The Company has developed a strategic relationship with Cable USA in Nebraska to interconnect their respective fiber optic networks to offer their broadband services over a larger network. Cable USA is a cable television provider, a certified competitive access provider, a long distance carrier, a cellular provider and has also filed with the Nebraska Public Service Commission for authorization to conduct CLEC services in the State.

Marketing, Rates and Collections

      The Company aggressively markets and promotes its cable television systems with the objective of increasing penetration and average revenue per subscriber. The Company actively markets the basic and premium programming of the Systems primarily through door-to-door selling efforts, telemarketing, and, to a lesser degree, through media advertising and direct mail. Each of the Company's customer service centers has a Marketing Director who coordinates direct door-to-door campaigns throughout the geographic areas of the Systems and is responsible for internal incentives for the customer service and technical staffs. The Marketing Director also insures that the Company is providing high quality sales and service by supervising and training direct sales representatives and assessing picture and service quality within the Company's Systems. Customer service representatives follow up by telephone contact with the customer on three separate occasions, generally 10, 30 and 60 days following a new installation, to assess the quality of the installation, the overall service the customer is receiving and to assure customer satisfaction.

      The Company's current monthly rates for full basic service range from $15.00 to $31.20, and rates for premium services from $6.95 to $13.40 per service. The Company's goal has been to standardize its programming, rates, and premium security over all of the Systems. During the past two years emphasis has been placed on adding core programming to standardize channel line-ups, obtaining discounted programming rates for channel placement, and negotiating programming contracts that offer attractive rates and launch support. The Company has restructured its packaging strategy offering multiple premium services to range from $7.95 to $28.95. For example, a customer can receive the Starz/Encore package for as low as $7.95 or the Showtime/The Movie Channel
Package for $10.95. This has allowed the customer several premium package choices, while uncomplicating the sales and training process. Standardization of the Company's channel lineups, programs, and pricing has simplified training, improved system performance, and reduced cost.

      The Company uses Convergys' Cablemaster 2000 for its billing system. This is a system developed specifically for the cable television industry. Convergys operates the billing system at its service center in Florida, and produces statements for customers on a monthly basis. Billing statements are printed and mailed directly to customers, who have 15 days from their cycle billing date to remit payment to the Company's central payment processing center in Sikeston, Missouri. If after 15 days a customer has not made a payment, the customer is charged a late payment fee. The Company aggressively pursues collection of past due amounts by telephoning the customer at approximately 35 days past the due date. If these measures fail, the customer is notified and then disconnected. A final statement is sent to the customer within a week after disconnection and 30 days thereafter the customer's account is referred to a collection agency. The Company has contact with the Convergys center via phone and computer interface and has immediate access to all of its billing and customer information as if the process were done in-house.

      In addition to monthly and installation fees, additional potential sources of revenue for cable operators are the sale of local spot advertising time on locally originated and satellite-delivered programming. The Company is realizing significant growth in local advertising as it consolidates headends. The Company believes that significant growth can be sustained as the average number of subscribers per headend increases with consolidation. Cable systems also generate revenue through sales of products offered through home shopping channels since the local cable system receives a commission each time one of its subscribers makes a purchase. The Company has increased its carriage of both QVC and Home Shopping Network and has received launch support from each programmer. Consequently the Company has increased its revenue from home shopping 33% from 1997 to 1999. Other potential sources of revenue include pay-per-view movies and events (such as concerts, sporting events, and other entertainment features). The Company currently does not generate significant revenues from pay-per-view. However, the Company believes that, through its planned roll out of Digital Cable service, pay-per-view revenues will show significant growth over the next few years.

Programming

      The Company typically carries a wide array of programming on its basic service. To enhance value for its customers, the Company selectively modernizes and upgrades its cable plant to increase the number of channel offerings and improve the quality of signal delivered to its customers. The Company regularly evaluates the programming offered to its customers and has significantly increased the number of basic channels offered in its systems over the past two years. The Company has launched an aggregate of approximately 3,000 channels of programming over that time period. The Company was also one of the first cable operators to commit to provide The Disney Channel as part of its basic service, and now carries the Disney channel only as a basic service. The Company also has an ongoing program of repackaging its premium channels to improve customer value and satisfaction.

      The Company has various arrangements to obtain basic and premium programming from program suppliers whose compensation is typically based on a fixed fee per subscriber. The Company has negotiated programming arrangement with premium service suppliers that offer cost incentives to the Company under which premium service unit prices decline as certain premium service growth thresholds are met. In addition to volume pricing discounts, some program suppliers offer marketing support to the Company in the form of advertising funds, promotional materials, rebates and other incentives. The Company's programming arrangements generally are for a fixed period of time, typically three to five years, and are subject to negotiated renewal, and may be terminated in certain instances.

      The Company is also a member of the National Cable Television Cooperative (the "NCTC"), a purchasing cooperative that negotiates volume discounts on behalf of its members for both programming and hardware, and benefits in the aggregate nearly 10 million cable subscribers.

      The Company has various retransmission consents with several commercial broadcast stations. None of these consents require direct payment of fees for carriage; however, in some cases the Company has entered into agreements with certain stations to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. In one case, the Company agreed to spend small amounts on advertising with the station on an annual basis over the three-year term of the agreement. These agreements are in effect until December 31, 2002. There can be no assurance that such agreements can or will be renewed under similar terms. See "-Legislation and Regulation."

      The Company's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to customers, increased costs to produce or purchase cable programming and other factors. The Company believes it will continue to have access to cable programming services at reasonable price levels, although there can be no assurances with respect thereto. The Company believes that a significant amount of new cable television programming is becoming available and that the Company will be able to identify and take advantage of available incentives associated with channel position and additional channels to accommodate such expanding programming. The Company expects it will be able to recover programming cost increases through rate increases.

Service, Installation and Repair

      As competition has increased in the cable television industry, the Company has developed an infrastructure that attempts to maximize the value of services provided to its customers by assuring the customer of a quality product and reliable on time service. The Company has equipped its regional customer service call centers with advanced computer technology and communications equipment that allow the Company to efficiently manage geographically diverse classic cable television systems. This centralizing of the customer service function has allowed the Company to create an infrastructure that provides the customer with superior service through a smaller number of high quality, well motivated employees than through a series of small disjointed offices. The Company invests significant resources in ongoing training and incentive plans for both its customer service staff and field technical personnel to maintain a high level of enthusiasm among these customer contact employees.

      The Company has developed an integrated computer network with advanced software systems to facilitate effective interaction with the customer, while providing for ease of management oversight. The Company's computer network integrates PC network functions, such as management reporting, internal and external e-mail and Internet access, with its mainframe billing provided by Convergys (formerly Cincinnati Bell Information Systems) all interfaced with the OmniTRACS satellite based dispatch system. Not only does this integration allow a customer service representative in the call center to schedule service with a customer at the time of the call, but allows real time dispatch and follow through from the field technical personnel. All of the Company's service vehicles are equipped with a Qualcomm OmniTRACS unit which receives via satellite and stores the individual service technician's work orders and service orders. Based on the work load of the individual technician the customer service representative can schedule any new work from a customer because as the technician finishes each job that individual completes the order in the central billing computer immediately through the OmniTRACS unit in the vehicle. Therefore, at any time the actual work load and schedule of any individual technician is available. This real time two way communication also allows any manager with access to a PC to dial in from remote locations to access the system to monitor these functions from anywhere. Management can monitor each of the field technician's current work load, work history, status of all assigned work and even the exact location of the individual vehicle as well as a history of the vehicle's travels. This information allows management to efficiently assign work by area or job type, and then monitor its progress in real time without the costs and delays involved in fax machines, cell phones, and pagers.

Technology and Engineering

      All of the plant in the Systems has a channel capacity of 36 channels or more. Although many of the Systems presently have the capability to increase the number of channels offered to subscribers without having to increase existing bandwidth, the Company has an ongoing plan to increase all of its Systems to at least 550 MgHz, which will allow up to 80 channels, by December, 2001. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1999.

                                      Up to 29    30 to 53  54 or more
                                      Channels    Channels   Channels    Total

                                      ---------   ---------  ---------   ------
Systems:
   Number of systems                      6          223        26         255
   Percent of total systems             2.3%        87.5%      10.2%      100%
   Miles of plant                        56         4,821       995       5,872
   Percent of total plant miles         1.0%        82.1%      16.9%      100%

      The Company is currently offering Digital Cable in six systems to test its marketing and roll-out strategies. This technology is allowing up to 12 channels to be carried in the space of one analog channel. These digital signals allow cable television systems to carry more and varied programming with improved quality and reliability for both video and audio. This new service allows systems to carry multichannel pay-per-view and multiplexed premium services which is significantly increases the amount of programming available to the customer. The Company intends to continue to add Digital Cable service to its Core Systems over the next two years now that the technology is generally available.

Franchises

 Cable  television   systems   generally  are  constructed  and  operated  under
non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and provision of free service to schools and certain other public institutions; and maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

      The table below illustrates the grouping of the franchises of the Systems by date of expiration.

               Year of                                     Percentages
               Franchise               Number of             of Total
               Expiration              Franchises          Franchises
               -----------             -----------        ------------
               2000-2001                   57                 11.1%
               2002-2004                   136                26.4%
               After 2004                  322                62.5%
                                        --------             -------
                  Total                    515               100.0%
                                         =======             ======

      The 1984 Cable Act provides for among other things, an orderly franchise renewal process in which franchise renewal may not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures that require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications.

 The Company believes that it generally maintains a good relationship with the franchising communities it serves. The Company maintains internal procedures to ensure effective communications with the franchising authorities by use of a newsletter and individual contact from both the call center responsible for the individual system and the Company's field management. Moreover, as the Company has worked closely in some areas with the local schools, close relationships with the local area and state politicians have become more commonplace.

 The Company also believes that maintaining high quality and well trained technical field personnel is important to good community relations. Because the local technician may be the only Company representative an individual customer may ever meet, the effectiveness of that interaction is important. To improve that effectiveness, the Company has an ongoing training program for its field personnel not only in the technical area, but in customer service and sales functions. The Company strives to have its local field technicians represent the Company in each of their respective service areas as well trained, experienced and responsible members of the community.

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

      The Company believes that of the competitive threats to the Company's cable television business, four are the most substantial. (1) DBS, (2) MMDS, (3) overbuilds by municipalities or telephone companies, and (4) SMATV systems.

 There are two major DBS providers which currently serve approximately 11.8 million subscribers nationally as of December 31, 1999. The Company believes that these providers are continuing to grow their subscriber base. Because of the quality of the digitally compressed signal from these providers and their ability to provide a wide range of video and audio offerings, they are an effective competitor of cable television systems. The Company believes however, that it can effectively compete with DBS because of its ability to offer local and regional broadcast stations on it systems, many of which are not well received with a home antenna, and the "whole house" nature of cable service vs. DBS. The Company also believes that with its intended roll out of digital cable service over the next two years, many of the competitive advantages DBS may have today in offering digital picture and audio for multichannel pay-per-view, multiplexed premiums, digital audio service, and narrow-cast basic services will be negated. However, DBS service currently has some unique programming rights, and is not subject to a variety of regulatory burdens imposed on franchise cable operators (e.g. franchise fees). Although the effect of competition from these DBS services cannot be specifically predicted, there has been significant growth in DBS customers nationwide and the Company expects that such competition may continue.

 Wireless cable television systems have been competing with cable television systems somewhat ineffectively in urban markets, but more effectively in rural markets where cable systems frequently carry fewer programming choices. The Company operates in several areas where it competes directly with wireless operators. The Company believes that its operations have not been widely effected by this competition, primarily because the MMDS signal used by wireless cable operates in a "line-of-sight nature" and because of the number of large trees within the communities it serves which obscure the line-of-sight and impede the MMDS signal. Some wireless operators have announced plans to provide a digital video service in the near future. Although the Company has no knowledge of the digital plans of wireless operators with which it competes, the Company does not believe that this additional service, if offered by such operators, will materially affect its ability to compete with such operators.

      Since the passage of the Telecom Act of 1996, and the announced deregulation of the electric utility business, several local exchange carriers
(LECs) and local municipal owned power companies have built video systems to directly compete with existing cable television systems. This process is known as "overbuilding." The Company has experienced two instances of LEC overbuilds in two small systems, one in Alabama and one in Kansas, and has been threatened with an overbuild by one municipally owned power company in Mississippi. The Company believes that this is an increasingly more likely threat to cable systems in general, and has the potential to have more impact in individual markets than the other forms of competition because the new operator is offering a competing service, it is identical to the incumbent system with the same competitive advantages. The Company believes that in areas where it is able to complete its plan of fiber interconnect and offer a very high level of service, it is less likely to face this type of competition because of its relationship with its franchise authorities and customers. Typically, these overbuild situations occur in systems where either the incumbent cable operator is not offering a competitive service, or the relationship between the operator and the franchise authority is strained in some way. The Telecom Act of 1996 permits telephone companies to provide competitive video programming through several means, subject to certain limitations, and has relaxed statutory and regulatory restrictions on the ability of LECs, including the RBOCs, and their subsidiaries, to compete with operators of cable television systems.

      Cable television operators also compete with SMATV systems. These systems are essentially small, closed cable systems which operate within specific hotels, apartment or condominium complexes and individual residences. Due to the widespread availability of earth stations, such SMATV systems can offer both improved reception of local television stations and many offer the same satellite-delivered program services which are offered by franchised cable operators. SMATV systems currently benefit from operating advantages not available to franchised cable television systems, including fewer regulatory burdens (such as, in many cases, no rate regulation). The 1996 Telecom Act broadens an exemption from regulation as a "cable system", which may exempt additional SMATV systems from regulation.

      The Telecom Act of 1996 also established a new framework for the delivery of video programming -- the open video system ("OVS"). Under these rules, a LEC or other entrant may provide in-region distribution of video programming to subscribers, with certain regulatory conditions. The FCC has certified several companies to provide OVS in various parts of the United States.

Telecommunications Services Operations

      The Company has realized that the offering of Telecom Services represented an attractive new business opportunity for the Company with the potential for high operating margins.

      Markets Served. The Company has developed detailed business and network architecture plans for each of Nebraska and Kansas in order to successfully market to the educational institutions and state agencies in these states and take advantage of the sizeable demand for such Telecom Services. The Nebraska plans call for these services to be delivered over the Company's Nebraska Network, which was originally designed to serve its cable television systems. As a result, the Telecom Services can be delivered at little additional incremental cost to the Company.

      Although the Nebraska market represents a potentially large revenue opportunity for the Company, the size of the Kansas market opportunity is significantly greater. Kansas has approximately 2,350 schools and 109 state agencies representing 250 sites, and the Company currently intends on offering Telecom Services to many of these schools and agencies which are inside service territories currently served by the Company's Kansas Systems. Other of these educational sites and state agencies, however, are in areas outside of the service territories served by the Company's Kansas Systems. As a result, Galaxy intends to expand its Kansas Network beyond the areas served by its Kansas Systems. This expansion will only occur in areas where either a school or state agency has entered into an exclusive long-term contract with the Company to provide Telecom Services. The actual miles of fiber optic cable laid in the Kansas Network will be dependent on the number schools and state agencies which enter into contracts with the Company.

      Services Offered.  Telecom Services offered by the Company include:

 o Full Motion Video Conferencing. The GRADES service platform offers fully interactive video conferencing. Students participate in classroom learning in multiple sites remote from the teaching resource. All user sites can participate interactively in lectures, meetings, seminars, private consultations and demonstrations. The conference is broadcast real time and interactive without the choppy stop-motion video common to conferences that are held using fractional video compression techniques over twisted pair copper systems. In providing full motion video conferencing, GRADES utilizes proprietary EDCOMM software developed by Broadband Networks Incorporated ("BNI"). This software permits users to automatically schedule conferences in advance and the software then connects the conference sites. Non-scheduled conferences can be easily arranged on-demand with the simple use of remote control. The system allows each user to originate up to four video sources and receive up to eighty sources. This provides the ability for many simultaneous videoconferences at one time and permits charts and exhibits to be viewed in addition to the lecturer. The GRADES services can deliver a video conference to a conference classroom or directly to the desktop of an individual student or administrator. This service has allowed schools to share teaching resources and significantly upgrade their curriculum in subjects such as higher level math, science, and language. With the addition of colleges and universities to the network, high school students can receive college level course work and credit, further enhancing the benefits to the user schools. Teachers can also continue their education through participating in graduate level course work at remote locations. In-service training over the network allows teachers and administrators to remain at their schools and not travel to a training location, increasing their available time for teaching. Through an ATM Gateway in the network hierarchy, schools can take students on interactive field trips to the Library of Congress, The Smithsonian Museums, NASA, or any other location in the world. The ATM Gateway insures that inter-connectivity and interoperability exist between all other conference sources. The Company plans on offering this tool to schools, hospitals, nursing homes, medical centers, state agencies and other multiple user sites where there is a community of interest.

 o WAN Connections. This service connects each site's local area network ("LAN") over a fiber-based WAN backbone and provides for a distributed link for communications between all sites connected to the network. The WAN network has been configured in full compliance with the appropriate IEEE Standards for LANs for physical and data link as defined by the International organization for Standardization of Open Systems. The WAN is scaleable from 100 megabits to 1 gigabit of capacity based on the needs of the end user. For example, schools will use the WAN connections to connect themselves to the State Department of Education for the purpose of having a dedicated full-time data connection to any network database. This type of dedicated connection provides a means of fast and immediate file transfers maintaining accurate and up to date databases for record, statistical information and general files that are accessible to any user at any time. Other customers, such as banks and professional offices with multiple locations, can use a WAN connection for file transfer, accessing a central library and other data transfers at speeds not generally available at competitive costs over existing networks. With WAN connections in place, customers will not only have their own private intranet for e-mail and file sharing for communications between locations in the same community, but will also have the same ability to share digitized documentaries, training videos and other specialty videos across the network and between all sites. This type of service is in demand by schools as it allows dedicated high-speed access to valuable shared resources. The Company plans on offering this service to health care facilities for access to pharmacy and patient records, government agencies for high-speed access to databases such as motor vehicle records, and banks and multi-site businesses for file transfer, central database access and other high-speed data transfers.

 o High Speed Internet Connections. Customers connected to the fiber access will be able to subscribe to high-speed Internet access. Customers that subscribe to this service will be able to customize their bandwidth needs based on a minimum connection speed per computer connected to the Internet. The Company's network is designed to be dynamic, flexible and scaleable and will support the customers' need for additional bandwidth as the number of computers at each location increase. The Company plans to offer, through subcontractors, e-mail services, web hosting and development, and back room technical support. Through the fiber network, multiple location customers can aggregate their bandwidth needs and can share in the expense of one large bandwidth connection out to the Internet through one access point on the network. The Company is aggressively pursuing this type of commercial Internet connection. The Company believes they can provide high-speed Internet connections at affordable rates as compared to the competition by leveraging its fiber network. The Company's strategy is to take full advantage of its Internet service by not only providing commercial and residential cable modem and dial-up Internet service to its cable television customers, but to make high speed Internet connections available through other cable operators or dial-up Internet service providers ("ISP's"). This is done easily through an established fiber connection in each particular town. The fiber network will give the cable operator or ISP in a connected town an opportunity of providing Internet services with the back room support entity already in place, at a fraction of the cost.

      The Company has selected the ISP Channel to aid in the provision of high speed Internet access in certain markets to residential and business customers. The ISP Channel is a turn key high speed Internet access service provider and is furnishing the necessary headend and related transmission equipment, connection to the Internet, marketing and sales material and customer installation of cable modems. The Company has chosen the ISP Channel because of their expertise in marketing, end user support and their ability to be a technical resource in providing such services. The Company is supplying sufficient cable system bandwidth, which will allow the ISP Channel to provide such services. In return the ISP Channel will share revenues derived from the end users Internet use.

 o Four-Digit Dialing Connections. Multiple location customers that are connected to the Company's fiber network will be able to subscribe to four digit dialing which permits them to dial four digits and connect themselves to each other at non-metered/flat rates. This eliminates usage-based short haul toll charges sites now incurred when calling other sites outside the local telephone exchange. The Company believes that because the majority of a school's short haul toll calls are to other schools, the demand for this non-metered/flat rate connection over a private line network will be significant. This service will permit schools to save money by only using the local exchange carriers for calls that go off the network. In addition, by aggregating all user sites at one PBX, schools will then be able to negotiate volume discounts for long distance calls with inter-exchange carriers.

      The GRADES solution, when fully implemented, will allow the Company to offer a full complement of telephone services to businesses, hospitals, governmental offices and individual homes. The fiber network the Company is constructing has been designed with the capacity to provide high speed data, voice and video services to many users. The future Internet customers on the network will not only have a high speed Internet connection for research or web browsing, but will be able to subscribe to an Internet Protocol (IP) Telephone service. IP Telephone is the technology that will allow the Company to deliver high quality, low-cost telephone communications through the customer's Internet connection. This is done through a translation of a typical voice signal to a digitized and compressed packet of data, identical to the data being moved around the Internet today, and then reconverted from data to voice on the other end. The Company believes that this will be a service offering that will be widely subscribed to by both the individual Internet customer as well as the business customer.

      Telecommunications Strategy. The Company's telecommunications services strategy is to significantly enhance profitability by leveraging its fiber optic network and existing infrastructure to broaden its customer base through the provision of telecommunications and broadband services.

      Expand Telecommunications Offerings. The Company has designed its fiber optic network with significant excess capacity to support a wide array of telecommunications services and to be compatible with technologies still under development in the industry, including server-based applications such as virtual LANs, e-commerce, and voice over the Internet. The Company's fiber optic network can provide up to 1 gigabit WAN connections, private intranet services, high-speed Internet access and intrastate virtual private networks using four-digit dialing for multi-site customers. The Company intends to resell its excess capacity to competitive local exchange carriers ("CLECs") operating in its service areas. As the fiber optic network is expanded, the Company expects to expand its customer base to include additional schools, governmental entities, and businesses, all of which can be added to the network at little incremental cost.

      Concentrate Operations Geographically. The Company intends to provide these state-of-the-art telecommunications services in Nebraska and Kansas where it believes it has a competitive advantage to be the low cost, superior customer service provider.

      Provide Customized Services. The Company tailors service offerings, sales and marketing techniques and network deployment to meet the different needs of customers. By working closely with customers, the Company designs and engineers the services for each customer to meet the particular needs of that customer. The Company believes its ability to tailor services provides a distinct advantage over its potential competition for contracts.

      o Pursue Demand-Driven Network Deployment. The Company utilizes a demand-driven approach to network construction by marketing and securing long-term contracts for its services before committing capital expenditures to develop or expand its fiber plant. The Company seeks to secure 5-10 year contracts which provide for the Company to be the exclusive provider to its customers of the services rendered for the duration of the contract. Furthermore, pursuant to the terms of certain customer contracts, the Company receives up-front reimbursement for a portion of the capital expenditures required to add the customer to its network.

      o Develop Strategic Relationships. The Company continues to seek to enter in mutually beneficial strategic relationships with telecommunications service providers and other entities operating in the same regions as its Core Systems. To date the Company has entered into arrangements with BNI, Birch Telecom, Cable USA and MediaCity. In conjunction with Broadband Networks, Inc. ("BNI"), the Company has commenced providing these services to these original schools.

See "Risk Factors-Reliance Upon Certain Key Vendors."

 Marketing and Rates. The Company markets its Telecom Services to educational institutions under the "GRADES" brand name. GRADES stands for Galaxy's Regional Access Distance Education System. The Company's objective is to provide advanced telecommunications services that offer schools and state agencies an integrated solution to their need for video conferencing, data transfer, content services (such as the Internet), and more efficient voice communications. When compared to similar services offered by competitors using twisted pair copper technology, the Company's telecommunications solutions provide a superior level of functionality at greater speeds and at lower costs. The Company is currently providing GRADES service to primary and secondary schools in both Nebraska and Kansas and is in the process of negotiating contracts to provide GRADES service to additional schools, colleges and universities in both states.

   The Company ultimately intends to offer its Telecom Services and access to its Nebraska and Kansas Networks to businesses, hospitals, and individual homes in addition to educational institutions and state agencies. In fact, the Company is currently working with 28 hospitals within the areas served by its Nebraska Network to provide video and data services. The Company further believes that it will have the opportunity to provide carriers carrier services as it continues to build out its Nebraska and Kansas Networks. The Company is currently negotiating with long distance carriers, independent local carriers and start-up competitive local exchange carriers ("CLECs") in Nebraska and Kansas to give them access to the Company's Nebraska and Kansas Networks. Such access would allow these carriers to negotiate alternative back-haul agreements at potentially more affordable pricing levels. The Company may also make its headends available to other cable operators in an effort to give other cable operators an affordable opportunity to consolidate their systems. This consolidation would allow them to provide similar enhanced services as those provided to Galaxy's subscriber base. See Telecommunications Services - Strategic Relationships.

 Service Contracts. In Nebraska, the GRADES contracting process is primarily being orchestrated by Educational Service Units ("ESUs") located throughout state. ESUs are administrative and purchasing centers for geographical groups of school districts. The Company and each ESU negotiate the basic contract terms and rate structure for the schools districts located within the area served by that ESU. The individual school district then has an option of signing up for the services offered pursuant to the terms of the contract. Each individual school within a school district may subscribe to any level of service it desires. The Company currently provides GRADES services to schools located in four of Nebraska's nineteen ESUs. Those four ESUs represent a total of 250 schools. The Company is currently working on contracts with five additional ESUs for similar GRADES service offerings. In Kansas, each individual school district is responsible for negotiating its own contract with the Company.

 The standard GRADES contract establishes the Company as the provider of video, facsimile, NEBSAT access and internet access services during the term of the contract. The contract has an initial term of four years, which may be extended annually for a one-year period up to a total of ten years. Schools that enter into the standard contract may terminate the contract for cause only, subject to the payment of an early termination fee. A school may not terminate in order to acquire similar services from another fiber optic cable network provider. In addition to the recurring charges outlined in Telecommunication Services - Marketing and Rates, the Company charges an up-front design, installation and engineering fee which supports its cost of connecting the school to the fiber optic cable network and the wiring of the classrooms and offices within the school. The Company is responsible for maintenance and repair costs, and any costs associated with technology migration and system upgrades chosen by the Company. The schools pay a monthly fixed service charge, based on the services received.

     The Company has contracts with the 24 school districts and educational service units (`ESUs") in Nebraska that receive GRADES services and an additional 32 school districts and ESUs which are in the process of being connected to the Nebraska Network. The Company also has a contract and is providing service to one Kansas school district representing 6 schools and is in the design stage with a Kansas ESU that represents over 125 schools. In addition, the Company plans on responding to some of the 300 schools in Kansas that have posted requests for proposal's ("RFPs") on the Internet as part of the U.S. Government's Universal Service Fund ("USF") process. The RFPs range in requests from Internet access to long distance service. The Company's strategy is to respond to the posted RFPs based on geographic area which will provide, along with the Southeast Kansas ESU, a substantial base for construction and expansion of the Kansas Network.

 Service, Installation and Repair. The Company plans to outsource the technical, maintenance and equipment aspects of providing the GRADES services. The Company has entered into a five year contract with BNI to assist in the initial design, integration and ongoing support of all of the fiber network components. BNI is a network design engineering company and a manufacturer of optical transmission electronics, data modems and ethernet switches. BNI will provide advice and expertise on the selection of other equipment and services needed from vendors in order to provide a service with a specific requirement, such as bandwidth and speed, security or media file service access. Currently, the Company and Broadband Networks ("BNI") are engaged in a joint effort to bid on providing telecommunications services to educational facilities, health facilities, state agencies and other prospective users within the Kansas and Nebraska service areas.

 Technology and Engineering. The fiber network architecture being constructed for the Company's cable television systems provides significant excess capacity for new telecommunications service offerings. The Nebraska and Kansas Networks are being designed in a fully redundant topology with multiple rings and will be able to fully support Synchronous Optical Network (SONET) and Asynchronous Transfer Mode (ATM) switching. The Nebraska and Kansas Networks provide up to 96 spare fibers on primary routes and 24 spare fibers on secondary routes. The Company is taking advantage of this excess capacity through the provision of the advanced telecommunications services and content delivery opportunities described above. These new opportunities are expected to yield higher operating margins than those that could be achieved by a similar independent startup enterprise because of the Company's ability to capitalize upon the fiber optic network that has been installed to support and enhance the delivery of its cable television services. As of December 31, 1999, the Company had installed over 1,400 miles of fiber optic cable for use by its Systems in Nebraska, Kansas, Kentucky and Mississippi.

 The Company is also working closely with Kansas to substantially upgrade the state's T-1 (1.54Mb) internal communications system to a system that will be based on 100Mb Ethernet and provide faster Internet connections, full motion video conferencing and four-digit dialing. These services will provide Kansas with the ability to offer enhanced services at affordable rates, while at the same time augmenting the current support infrastructure which supports the 109 state agencies and their approximately 250 sites across the State.

 Regulation. The services provided by the Company over the Nebraska and Kansas Networks are subject to state regulations only, and are not subject to FCC regulations at this time. In Nebraska, the Company is currently certified through the Nebraska Public Service Commission as an Intrastate Interexchange Carrier over a private line network. This gives the Company the ability to provide video, non-switched voice, IP telephone and data services. The Company's statewide certificate and completed 1,400 mile fiber network will give the Company a market equivalent to 330 towns (50% of Nebraska's towns) and a covered population of 1,155,325 (70% of Nebraska's population).

 The Company recently received its certification by the Kansas Corporation Commission as an Intrastate Interexchange Carrier. This will also give the Company the authority to provide video, non-switched voice and data services. The Company's statewide certificate will give it a market equivalent to 87% of Kansas' towns and 95% of its population.

      Competition. The Company believes that there is a large and growing demand for high bandwidth services such as those available in the GRADES service line. The Company further believes that the secondary and tertiary markets that the Company plans to compete in are under-served at this point for these services. The primary competitors are the numerous facilities based established Incumbent Local Exchange Carriers ("ILECs"). These competitors have financial and technical resources, long-standing relationships with their customers and offer services similar to those offered by the Company. Unlike the ILEC competitors, the Company is deploying a network design to primarily consolidate the Company's cable television business. The fiber optic networks that the Company is employing are high bandwidth by their nature and are superior to the ILECs primary networks which are twisted pair copper networks. Further, certain ILECs (the former Bell Operating Companies) are subject to regulatory restrictions that prohibit them from transporting services across an entire service area.

 The Company's competitors are and will continue to deploy fiber networks. However, the Company believes that the secondary and tertiary markets will not be the primary focus of the major ILECs. There are numerous smaller independently owned ILECs which serve the markets targeted by the Company. These smaller ILECs typically serve markets that are rural, low-density population areas and are adjacent to or are in some cases surrounded by the larger ILECs. In order for the ILECs to compete it is often necessary for them to form a consortium in order to cover the geographic requirements of a particular bid from a customer such as a school district. These consortiums are often difficult to form as each ILEC has different business objectives and strategies. Further, the ILECs are typically highly regulated, have different cost structures, and often required to meet regulatory requirements in pricing services.

      In addition to ILECs, entities potentially capable of offering services similar to GRADES include Interexchange Carriers ("IXCs") and other cable television companies. IXCs have fiber optic networks that are capable of providing competing services. However, the IXCs lack local infrastructure to deliver the services to the end-user customer. While IXCs could build the required local infrastructure, it is unlikely that they will do so in the secondary and tertiary markets. Some IXCs have acquired CLECs which have fiber optic local infrastructure. However, at this time, those networks are confined to primary markets and it is unlike that they will pursue smaller markets in the foreseeable future. While other cable television operators may pose a competitive threat, they also are a source of strategic business partnerships. The Company has been pursuing and will continue to pursue strategic business relationships with other cable operators.

            The Company intends to distinguish itself to customers on the basis of functionality, creative product implementation, and price. The competition proposes end-user services based upon the telephony model, which is a T-1 (1.54Mb) that provides inferior video quality, or T-3 (45Mb) which provides full motion video but is limited to 4 channels as compared to GRADES which provides up to 80 channels. The T-1 telephony model for data services is 7 times slower than the 10Mb standard with GRADES and the GRADES pricing structure has proved lower in all applications to date.

Legislation And Regulation

      The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the cable television industry. Other existing federal, state and local regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the cable television industry or the Company, can be predicted at this time.

      The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The industry currently is regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially altered federal, state and local laws pertaining to cable television, telecommunications and other services. Congress and the FCC have frequently revisited the subject of cable regulation.

      Cable Communications Policy Act of 1984. The 1984 Cable Act, which amended the Communications Act of 1934 (the "Communications Act"), established comprehensive national standards and for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

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

      Rate Regulation. Prior to implementation of the 1992 Cable Act, most cable systems were largely free to adjust cable service rates without governmental approval. The 1992 Cable Act authorized rate regulation for certain cable communications services and equipment in communities that are not subject to "effective competition," which as defined, encompassed most cable systems. The 1992 Cable Act requires the FCC to resolve rate complaints for non-basic cable services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic and certain non-basic cable programming services (collectively, the "Regulated Services"). Cable services offered on a per channel or on a per program basis generally are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the 1996 Telecom Act deregulated the CPS rates of "small cable operators" as of February 8, 1996, and deregulates the CPS rates of all other cable operators by March 31, 1999, and deregulated basic service rates for cable systems serving 50,000 or fewer subscribers, where such systems offered only a basic tier as of December 31, 1994.

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

      Carriage of Broadcast Television Signals. The 1992 Cable Act established new signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993, and the second elections were made in October 1996. The third election was made in October, 1999. The next election will be made in October, 2002. Stations are generally considered local to a cable system where the system is located in the station's Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system will change. The FCC has determined that, effective January 1, 2000, the market of a TV station will be its designated market area ("DMA"), as determined by Nielsen. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). All commercial stations entitled to carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. Galaxy carries some stations pursuant to must-carry and others pursuant to retransmission consent agreements. In some cases, Galaxy agreed to carry additional services, like fX, pursuant to retransmission consent agreements.

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

      Anti-Trafficking. Transfers. The 1996 Telecom Act repealed the 1992 Cable Act's three year holding requirement, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The 1992 Cable Act requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

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

      Regulatory Fees and Other Matters. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1999, cable television systems were required to pay regulatory fees of $0.48 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses that cable operators often use, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

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

      Telecommunications Act of 1996. On February 8, 1996, the 1996 Telecom Act was enacted. This legislation substantially altered the regulatory environment for cable television, telecommunications and other services. Some of the provisions  of the 1996  Telecom  Act became  effective  immediately,  but other provisions will not take effect until they are implemented by the FCC. This legislation reverses some of the cable rate regulation established by the 1992 Cable Act over a three-year period. The rates for cable programming service ("CPS" or "non-basic") tiers offered by certain small cable operators in certain small cable systems are deregulated immediately. The FCC's authority to regulate the CPS tier rates of all other cable operators expired on March 31, 1999. Rates for basic tiers (except for the small cable operator exception described previously) will continue to be subject to regulation. The legislation also: (i) eliminates the uniform rate requirements of the 1992 Cable Act where effective competition exists; (ii) requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming or channels primarily dedicated to sexually-oriented programming; (iii) adjusts the pole attachment laws; and (iv) allows cable operators to enter telecommunications markets which historically have been closed to them, while also allowing most telecommunications providers to begin providing competitive cable service in their local service areas, although buyouts of existing cable operators are prohibited.

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

      The 1996 Telecom Act also opens the way for Bell operating companies ("BOCs") and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the 1996 Telecom Act, BOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act such services may be offered outside of a BOC's local exchange service states immediately. BOCs may offer interLATA services inside such states (in-region) when the FCC determines either that the BOC is providing access and interconnection to a competent exchange service provider under a state-approved agreement or that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the BOC's general terms for providing such access and interconnection. In either case, the FCC also must conclude that the BOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act. These BOC preconditions have been held unlawful by at least one federal court and are still being litigated. If Galaxy decides itself to provide interLATA service, it will likely face vigorous competition from BOC entrants, as well as from existing long distance carriers.

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

      In the offering of its telecommunications services, the Company is also subject to state regulation. The Company has been certified as an intrastate interexchange carrier for a private line network in Nebraska and Kansas. As a certificated carrier, the Company will have a variety of regulatory obligations. State regulatory authorities generally have the authority to sanction a carrier for non-compliance with applicable telecommunications laws and regulations through the imposition of fines, sanctions, the revocation of operating authority, and other penalties. There can be no assurance that the Company will be able to obtain all necessary authorizations in the future.

      Proposed Changes

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

      Employees

      As of December 31, 1999, Galaxy had approximately 342 full-time employees and 67 part-time employees, none of whom are subject to a collective bargaining agreement. Galaxy considers its relations with its employees to be excellent. In addition, Galaxy Management employs 40 people who are dedicated primarily to servicing Galaxy.

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

      Item 3.  Legal Proceedings.

Except as described below, there are no material pending legal proceedings to which either of the Issuers is a party or to which any of its properties are subject.

            Certain customers in Mississippi have filed a class action in the U.S. District Court for the Northern District of Mississippi alleging that Galaxy illegally charges a late fee on monthly cable bills. Galaxy has denied any liability with respect to this claim and is defending this action. Similar class actions against other cable companies have been filed in several states, some of which have been successful. At this point, Galaxy is unable to predict the likely outcome or the potential for an adverse judgment, if any. An adverse judgment against Galaxy could have a material, adverse affect on its business and its ability to make timely payments of principal and interest on the Notes.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                     PART II

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no established public trading market for Galaxy's classes of common equity.

      Item 6.  Selected Financial Data.

      The combined statement of operations data for the calendar years 1996 through 1999 and the balance sheets data as of December 31, 1996 through 1999 set forth below have been derived from Galaxy's audited financial statements. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.


                                                          1995           1996             1997            1998            1999
                                                      ------------     ---------        ---------       ---------       ---------
            (Dollars in thousands)

      Statements of Operations Data:
      Revenues                                              29,995    $     62,337    $     68,808          67,291          56,914
                                                      ------------    ------------    ------------    ------------    ------------
      Operating expenses:
        Systems operations                                  13,219          28,353          31,503          31,343          26,938
        Selling, general and administrative                  3,681           6,439           8,130           8,087           6,072
        Management fee to affiliate                          1,348           2,804           3,092           3,028           2,052
        Depreciation and amortization                       14,755          21,739          24,673          24,415          20,916
                                                      ------------    ------------    ------------    ------------    ------------
          Total operating expenses                          28,711          59,335          67,398          66,873          55,978
                                                      ------------    ------------    ------------    ------------    ------------
      Operating income                                       1,284           3,002           1,410             418             935

        Interest expense                                   (10,422)        (20,133)        (21,037)        (20,914)        (18,847)
        Other income (expense)                                 608             219            (421)         (4,350)          5,676
                                                      ------------    ------------    ------------    ------------    ------------
      Net loss                                        $     (8,530)   $    (16,912)   $    (20,048)   $    (24,846)   $    (12,236)
                                                      ============    ============    ============    ============    ============
      EBITDA (a)                                      $     11,490    $     24,741    $     26,083    $     24,833    $     21,851
                                                      ============    ============    ============    ============    ============


      Balance Sheet Data (at end of period):

      Total assets                                         199,913    $    217,498    $    207,048         151,743    $    137,530
      Total long-term debt and other obligations           145,527         169,738         179,250         152,446         148,177
      Partners' capital (deficit)                           42,171          25,259           5,211         (19,635)        (31,872)

Net cash provided by operating activities                7,646,964      13,520,488       4,104,091       1,384,698       5,455,226
Net cash provided by (used in) investing activities    (98,492,590)    (37,597,396)    (13,279,244)     26,197,766      (2,807,995)
Net cash provided by (used in) financing activities     91,386,051      22,984,418       9,239,906     (27,771,785)     (4,474,523)

(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluation the performance Galaxy because it is a measure widely used in the cable industry to evaluate a cable company's performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Galaxy's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      Going Concern Uncertanties

      The Partnership has incurred losses each year since its inception and has a partnership deficit of $31.9 million at December 31, 1999. During 1999, the Partnership continued implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1999 and 1998, the Partnership received proceeds from sales of its non-core cable television systems of $10.1million and $38.6 million, respectively, which was primarily used to pay down the amounts due under its revolving line of credit.

      At December 31, 1999, the Partnership was not in compliance with certain covenants under its term loan agreement. As discussed in Note 7, on March 31, 2000 the Partnership amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowings under the term loan agreement.

      Additionally, as part of this amended term loan agreement, the Partnership must have a definitive sale agreement in force by May 31, 2000 to sell substantially all the interests of the Partnership sufficient for the repayment of all Partnership loans including the Senior Subordinated Notes. This definitive agreement shall not contain any such contingencies allowing the purchaser to terminate such an agreement arising from: (a) the failure of such purchaser to obtain the financing necessary for purchase, (b) the failure of such purchaser to obtain the approvals necessary for such purchase or (c) relating to the completion of any due diligence review by such purchaser other than completion of reasonable due diligence customarily to be completed in such transaction after signing such agreement. Absent of such an agreement to sell substantially all the assets of the Company triggers an event of default under the terms of the amended loan agreement.

      Management is actively pursuing the sale of the interests of the Partnership in accordance with the amended term loan agreement. However, entering into a definitive agreement as described above by May 31, 2000 is not assured.

      In light of the Partnership's current projected earnings and cash flow, the Partnership believes it will have the financial resources to maintain its current level of operations until December 31, 2000, the term loan maturity date. However, cash generated from operations alone will not be sufficient to pay the term loan on December 31, 2000 without proceeds from the sale of assets or refinancing of the term loans. Additionally, such a sale as required by the loan agreement would represent a change in control as defined in the Senior Subordinated Loan Agreement and would represent an event of redemption.

      Absence of the completion of the aforementioned definitive agreement, and the Partnership's inability to meet its cash flow needs, raises substantial doubt about its ability to continue as a going concern.

      Overview

      In each of the past three years, the Systems have generated substantially all of their revenues from fees for monthly basic and premium subscriptions and from one-time charges such as installation and service charges. Minimal additional revenues were generated from the sale of advertising and from home shopping networks.

      Total revenues decreased from 1997 through 1999, primarily as a result of system dispositions. Total systems operations expenses and selling, general and administrative expenses decreased from 1997 through 1999, primarily as a result of system dispositions. Although Galaxy expects to experience increases in programming expenses for the foreseeable future, Galaxy believes it will be able to increase its rates for cable services to recover increases in the costs of programming to the extent such increases exceed the general rate of inflation. The high level of depreciation and amortization associated with the acquisitions and capital expenditures related to continued construction and upgrading of the Systems, together with interest costs related to Galaxy's financing activities, have caused Galaxy to report net losses. Galaxy believes that such net losses are common for cable television companies.

      The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis:

                                                                 1997                      1998                     1999
                                                           --------------             -------------            -------------
                                                                      % of                     % of                    % of
                                                         Amount     Revenues       Amount     Revenues      Amount     Revenues
                                                         -------     ------        -------     ------       -------     ------
   (Dollars in Thousands)

Revenues                                                $68,808      100.0%       $67,291      100.0%       56,914      100.0%
                                                        -------      ------       -------      ------      -------      ------
Operating expenses:
  System operations                                      31,503       45.8%        31,343       46.6%       26,938       47.3%
  Selling, general and administrative                     8,130       11.8%         8,087       12.0%        6,072       10.7%
  Management fee to affiliate                             3,092        4.5%         3,028        4.5%        2,052        3.6%
 Depreciation and amortization                           24,673       35.9%        24,415       36.3%       20,916       36.7%
                                                        -------      ------       -------      ------      -------      ------
Total operating expenses                                 67,398       98.0%        66,873       99.4%       55,978       98.3%
                                                        -------      ------       -------      ------      -------      ------
Operating income (loss)                                   1,410        2.0%           418        0.6%          935        1.7%

  Interest expense                                      (21,037)    (30.5%)       (20,914)    (31.1%)      (18,847)    (33.1%)
  Interest income                                            24        0.0%            53        0.1%           77        0.1%
  Gain (loss) on sale of assets                            (226)     (0.3%)        (4,088)     (6.1%)        5,599        9.8%
  Other income (expense),net                               (219)     (0.3%)          (315)     (0.4%)          -          0.0%
                                                        -------      ------       -------      ------      -------      ------
Net loss                                               $(20,048)    (29.1%)      $(24,846)    (36.9%)     $(12,236)    (21.5%)
                                                        =======      ======       =======      ======      =======      ======
EBITDA (a)                                               26,083       37.9%        24,833       36.9%       21,851       38.4%
                                                        =======      ======       =======      ======      =======      ======



(a) EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluation the performance Galaxy because it is a measure widely used in the cable industry to evaluate a cable company's performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Galaxy's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

      1999 Compared to 1998

      Revenues decreased 15.4%, or approximately $10.4 million, from 1998 to 1999. The decrease in revenues resulted primarily from the sale of certain Systems during 1999, resulting in a reduction in the number of basic subscribers during 1999, offset somewhat by an increase in basic rates during the year.

      Systems operations expenses decreased 14.1%, or approximately $4.4 million, from 1998 to 1999. The decrease in these expenses was due primarily to the sale of certain Systems during 1999. Programming expenses increased from 24.4% of revenue in 1998 to 25.6% in 1999. As a result, system operations expenses as a percentage of revenue increased from 46.6% in 1998 to 47.3% in 1999, respectively.

      Selling, general and administrative expenses decreased 24.9%, or approximately $2.0 million, from 1998 to 1999. Selling, general and administrative expenses, as a percentage of revenues, decreased to 10.7% in 1999 from 12.0% in 1998. The decrease was a result of closing a call center, the sale of some systems and the reimbursement of certain costs from affiliated companies for shared services.

      Management fees to affiliate decreased 32.2%, or approximately $1.0 million, from 1998 to 1999. Management fees are calculated as a percentage of revenue. The decrease was a result of the reduction of this percentage in accordance with the Management Agreement and a reduction in revenues discussed above.

      Depreciation and amortization expense decreased 14.3%, or approximately $3.5 million, from 1998 to 1999. This decrease in expenses was due primarily to the sale of certain Systems during 1999. As a percentage of revenues, depreciation and amortization increased from 36.3% in 1998 to 36.7% in 1999.

      Interest expense decreased 9.9%, or approximately $2.1 million, from 1998 to 1999. This decrease was a result of payments made to reduce Galaxy's revolving note as a result of the sale of certain Systems during the year, offset by an increase in amortization of intangible loan costs. Interest expense, as a percentage of revenues, increased from 31.1% in 1998 to 33.1% in 1999. Interest income increased 45.3% from 1998 to 1999 due to higher cash balances in 1999.

      Gain (loss) on sale of assets went from a loss of 4.1 million, or 6.1% of revenues in 1998 to a net gain of $5.6 million, or 9.8% of revenues in 1999. This increase is directly attributable to the sale of certain Systems during 1999.

      Other expense, net, was zero in 1999, as compared to a net expense of $315,000 during 1998. During 1998, there were one-time non-operating charges to write off current assets and liabilities realized at the time of the purchase of the Initial Systems. There were no such expenses during 1999.

      Galaxy pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of Galaxy as specified in the governing partnership agreement.

      As a combined result of the items discussed above, net loss decreased 45.5%, or approximately $11.3 million, from 1998 to 1999. As a percentage of revenues, net loss decreased from 36.9% in 1998 to 23.8% in 1999.

      EBITDA decreased 12.0%, or approximately $3.0 million, from 1998 to 1999, due primarily to the sale of certain systems. As a percentage of revenues, EBITDA increased from 36.9% in 1998 to 38.4% in 1999, primarily as a result of the decrease in selling, general and administrative costs. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluation the performance Galaxy because it is a measure widely used in the cable industry to evaluate a cable company's performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Galaxy's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

      1998 Compared to 1997

      Revenues decreased 2.2%, or approximately $1.5 million, from 1997 to 1998. The decrease in revenues resulted primarily from the sale of certain Systems during 1998, offset somewhat by an increase in basic rates during the year.

      System operations expenses decreased 0.5%, or approximately $0.2 million, from 1997 to 1998. The decrease in these expenses was due primarily to the sale of certain Systems during 1998. Systems operations expenses, as a percentage of revenues, increased from 45.8% in 1997 to 46.6% in 1998. The increase in these expenses was primarily the result of increases in programming and other subscriber related expenses that typically vary with revenues and the increased number of channels carried.

      Selling, general and administrative expenses decreased 0.5%, or approximately $43,000, from 1997 to 1998. Selling, general and administrative expenses, as a percentage of revenues, increased from 11.8% in 1997 to 12.0% in 1998. These changes were attributable to a decrease in the amount of reimbursements from programmers for marketing campaigns from 1.3% of revenue in 1997 to 0.2% in 1998, offset by a decrease in other marketing expenses from 3.5% of revenue in 1997 to 2.9% of revenue in 1998.

      Management fees to affiliate decreased 2.1%, or approximately $64,000, from 1997 to 1998. Management fees are calculated as a percentage of revenue. The decrease was directly proportionate to the decrease in revenue.

      Depreciation and amortization expense decreased 1.0%, or approximately $258,000, from 1997 to 1998. This decrease was due to the reduction of fixed assets as a result of the sale of certain Systems, offset by capital expenditures. As a percentage of revenues, depreciation and amortization increased from 35.9% in 1997 to 36.3% in 1998.

      Interest expense decreased 0.6%, or approximately $123,000, from 1997 to 1998. This decrease was a result of payments made to reduce Galaxy's revolving note as a result of the sale of certain Systems during the year, offset by an increase in amortization of intangible loan costs.

      Loss on sale of assets went from a net loss of $0.2 million, or 0.3% of revenues during 1997 to a net loss of $4.1 million, or 6.1% of revenues in 1998. This increase is directly attributable to the loss on sale of certain Systems during 1998.

      Other expense, net, increased from a net expense of $219,000 during 1997 to a net expense of $315,000 during 1998. This change of $0.1 million was a result of one-time non-operating charges to write off current assets and liabilities realized at the time of the purchase of the Initial Systems.

      Galaxy pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss flowed through to the partners of Galaxy as specified in the governing partnership agreement.

      As a combined result of the items discussed above, net loss increased 23.9%, or approximately $4.8 million, from 1997 to 1998. As a percentage of revenues, net loss increased from 29.1% in 1997 to 36.9% in 1998.

      EBITDA decreased approximately $1.2 million, or 4.8%, from 1997 to 1998, primarily due to the decrease in revenues. As a percentage of revenues, EBITDA decreased from 37.9% in 1997 to 36.9% in 1998. EBITDA represents income (loss) before interest expense, income taxes, depreciation and amortization, and other income (expense). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluation the performance Galaxy because it is a measure widely used in the cable industry to evaluate a cable company's performance. Nevertheless, it should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining Galaxy's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

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

       On July 31, 1998, Galaxy two cable television systems located in Kansas, representing 201 subscribers for approximately $171,000, or approximately $850 per subscriber.

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

      1999 Acquisitions, Dispositions and Trades

      On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber, and recorded a gain on sale of approximately $1.0 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

            On May 1, 1999, Galaxy traded 6 cable television systems, representing approximately 7,500 subscribers for seven cable television systems, representing approximately 7,100 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. The trade was accounted for as a business combination in accordance with the Accounting Principles Board Opinion No. 16 "Business Combinations." The estimated fair market value of the cable television systems received was approximately $9.4 million or approximately $1,300 per subscriber. The fair market value of the cable television systems received was estimated by using the purchase price (price per subscriber) for similar cable television systems bought from MCI by an affiliate of Galaxy. The net historical cost of the cable television systems given up was approximately $6.9 million, resulting in Galaxy recording a gain on sale of approximately $2.5 million, net of expenses.

      On June 23, 1999, Galaxy sold 8 cable television systems, located primarily in Alabama, representing approximately 5,500 subscribers for approximately $8.4 million, or approximately $1,540 per subscriber, and recorded a gain on sale of approximately $1.8 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      On October 1, 1999, Galaxy sold seven satellite master antenna television systems("SMATV's") and two cable systems located primarily in the Kansas City area, representing approximately 1,165 subscribers for approximately $1.36 million, or approximately $1,161 per subscriber, and recorded a gain on sale of approximately $244,000. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

      Pending Dispositions

      On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.5 million, or approximately $2,492 per subscriber. Galaxy will use the proceeds from this sale to pay down principal of the term loans.

      Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of plant. Galaxy intends to continue pursuit of a business strategy that includes selective acquisitions. Since December of 1994 Galaxy received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior Managers. Galaxy also received equity from Vantage Cable totaling approximately $6.4 million. Galaxy had an aggregate of $148.1 million of indebtedness as of December 31, 1999, representing $119.6 million of senior subordinated notes (net of unamortized discount of $0.4 million), $25.3 million drawn under Galaxy's revolving line of credit (See "The Revolving Credit Facility and Term Loan"), and $3.2 million in various other obligations. Net payments were made under Galaxy's revolving line of credit of approximately $5.1 million during 1999. Except for the debt repayments required under term loan, Galaxy anticipates that operating cash flows, sales proceeds of assets sold outside its Core Areas and debt and equity restructuring will provide sufficient funds necessary to meet debt service, working capital and capital expenditure needs.

      Galaxy provided net cash by operating activities of $1.4 million in 1998 and $5.5 million in 1999, respectively, an increase in net cash provided by operating activities of $4.1 million. This increase is mainly due to a decrease in the cash used for accounts payable and accrued expenses during 1999.

      Galaxy provided net cash by investing activities of $26.2 million in 1998, and used net cash in investing activities of $2.8 million in 1999, an increase in net cash used in investing activities of $29.0 million. This increase is mainly due to a decrease in proceeds from sale of assets and an increase in the acquisition of capital assets.

      Galaxy used net cash in financing activities of $27.7 million and $4.5 million in 1998 and 1999, respectively, a decrease in net cash used in financing activities of $23.2 million, mainly due a decrease in net borrowings on the Revolver.

      At December 31, 1999, Galaxy was not in compliance with certain covenants under its term loan agreement. On March 31, 2000 Galaxy amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowing under the term loan agreement and entered into a new $5 million Term Loan Agreement from three of the four lenders under the term loan agreement. As discussed in Note 2 to the consolidated financial statements, based on current estimates of operating cash flow, management does not believe it will have sufficient cash to fund required debt payments on December 31, 2000. As required by the terms of Galaxy's amended term loan and new loan agreement described in Note 2, Galaxy's partners are negotiating to sell their Galaxy partnership interests to a third party. However, closing of such transaction is not assured. Absent the completion of the aforementioned transaction and the partnership's inability to meet its cash flow needs raises substantial doubt about its ability to continue as a going concern.

      Capital Expenditures

      During 1999, Galaxy's capital expenditures (exclusive of system acquisitions) were approximately $12.5 million. These capital expenditures were used to add channels, construct wide-area networks for distance learning and data services and purchase new computer equipment and software to enhance communications and data traffic between employees and Galaxy subscribers. Galaxy anticipates capital expenditures over the next two years will total approximately $15.0 million. These capital expenditures will be used primarily to continue the installation of fiber optic cable, purchase digital equipment and to allow for the reduction in the number of headends. These expenditures also include expansion and replacement of headend buildings; rewires of associated electronic equipment and for the purchase of new vehicles, test equipment and computer equipment. The remaining capital items include the expenditures required to add new subscribers and the expansion and upgrade of the cable television facilities. Absent the requirements of the term loan, Galaxy would have expected to finance the anticipated capital expenditures described above with cash flows generated from operations, proceeds from system sales and other debt as necessary.

      The Revolving Credit Facility and Term Loan

      Galaxy's September 1995 Amended and Restated Loan Agreement ("the Revolver") has been periodically amended and subsequently converted to a Term Loan, with the latest amendment occurring in March 2000. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. On December 31, 2000, Galaxy is required to pay the outstanding principal balance together with all accrued and unpaid interest, fees and expenses. The Revolver requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. Galaxy is not permitted to borrow additional funds under the Revolver without the prior written consent of the lenders. At December 31, 1999, Galaxy was not in compliance with certain covenants under its term loan agreement. On March 31, 2000 Galaxy amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowing under the term loan agreement

      On March 31, 2000, Galaxy entered into a new $5 million Term Loan Agreement from three of the four lenders under the Revolver ("New Loan"). The New Loan also requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The New Loan restricts Galaxy's ability to borrow without the consent of the lenders. The New Loan is due the earlier of December 31, 2000 or upon the occurrence of certain events set forth in the Loan Agreement.

      Under the March 2000 amendment to the Revolver and the New Loan, it is an "Event of Default" with respect to each if a definitive agreement for the sale of Galaxy and an entity affiliated with the Company or system asset sales of substantially all the systems owned by Galaxy and the affiliate has not been executed and delivered by May 31, 2000 with an unaffiliated third party buyer in a form reasonably satisfactory to the majority lenders. There can be no assurances that a definitive purchase agreement will be delivered by this date or, in the event of Galaxy and the affiliate's failure or inability to comply, that such provisions will be waived by the majority lenders.

      Senior Subordinated Notes

      Pursuant to an indenture dated September 28, 1995 (the "Indenture") between Galaxy and Capital Corp., and the Bank of New York as trustee, Galaxy issued $120.0 million aggregate principal amount of senior subordinated obligations (the "Notes"). Absent a sale of assets as required of the term of the term loan as discussed above which sale would be considered an event of redemption, such notes mature October 2005. The Notes bear an interest rate of 12.375% per annum payable semiannually on April 1 and October 1, commencing April 1, 1996.

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

            Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This statement, as amended, is effective for the Partnership beginning January 1, 2001, Management of the Partnership anticipates that the adoption of SFAS #133 will not have a significant effect on the Partnerships' results of operations or its financial position.

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

      Notwithstanding any disposition of cable systems, modest increases in revenues and subscribers are anticipated in 2000; however, the rate of increase cannot be estimated with precision or certainty. Galaxy believes that general and administrative expenses and depreciation and amortization expense will continue to increase to support overall growth.

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

      Galaxy is exposed to changes in domestic interest rates due to our floating-rate of interest (LIBOR interest rate) on certain debt.

      Based on Galaxy's fixed/floating debt at December 31, 1999, a 1% increase in market interest rates would increase our yearly interest expense and decrease income by approximately $266,000. This amount was calculated using the hypothetical interest rate on our floating rate debt at December 31, 1999, assuming a constant level of variable-rate debt. This amount does not include other results that could result from increased interest rates, such as a downturn in overall economic activity, or actions the management could take to lessen our risk. This also does not take into account any changes in our financial structure that may result from higher interest rates.

      Item 8.   Financial Statement and Supplementary Data.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page

Consolidated Financial Statements:

     Reports of Independent Accountants                                F-2

     Consolidated Balance Sheets as of December 31, 1999 and 1998      F-4

     Consolidated Statements of Operations for the Years Ended
       December 31, 1999, 1998 and 1997                                F-5

     Consolidated Statements of Changes in Partners' Capital (Deficit)
       for the Years Ended December 31, 1999, 1998 and 1997            F-6

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999, 1998 and 1997                                F-7

     Notes to Consolidated Financial Statements                        F-8

     Financial Statement Schedule:

     Reports of Independent Accountants on Financial Statement Schedule F-20

     Schedule II - Valuation and Qualifying Accounts

F-22

All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or financial statement schedule.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
  Galaxy Telecom, LP:

We have audited the accompanying consolidated balance sheet of Galaxy Telecom, L.P. and subsidiary ("the Partnership") as of December 31, 1999 and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership's inability to meet its cash flow needs and to comply with certain debt covenants raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters is also described in Note 2. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

March 17, 2000

(April 11, 2000 as to Notes 2,4 and to the term loan described in Note 7)

St. Louis, Missouri

                        Report of Independent Accountants

To the Partners
Galaxy Telecom, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in partners' capital (deficit) as of and for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Galaxy Telecom, L.P. and its subsidiary (the "Partnership") as of and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of the Partnership for any period subsequent to December 31, 1998.

PricewaterhouseCoopers LLP

Austin, Texas
February 19, 1999


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                    ------------------------------
                                                                       1999               1998
                                                                     -------------    -------------
                                  ASSETS

Cash and cash equivalents                                           $     386,485    $   2,213,777
Subscriber receivables, net of allowance for doubtful accounts of
     $87,449 and $116,572, respectively                                 4,431,946        4,334,563
Systems and equipment, net                                             94,568,015      104,197,674
Intangible assets, net                                                 34,266,208       38,260,678
Prepaids and other                                                      3,877,975        2,735,940
                                                                    -------------    -------------
        Total assets                                                $ 137,530,629    $ 151,742,632
                                                                    =============    =============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses                               $  17,198,650    $  14,854,052
Subscriber deposits and deferred revenue                                4,026,920        4,078,407
Long-term debt and other obligations                                  148,176,701      152,445,620
                                                                    -------------    -------------
        Total liabilities                                             169,402,271      171,378,079

        Total partners' capital (deficit)                             (31,871,642)     (19,635,447)
                                                                    -------------    -------------
        Total liabilities and partners' capital (deficit)           $ 137,530,629    $ 151,742,632
                                                                    =============    =============


    The accompanying notes are an integral part of the consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                               --------------------------------------
                                                1999             1998              1997
                                           ------------    ------------    ------------

Revenues                                   $ 56,913,515    $ 67,291,506    $ 68,807,763
                                           ------------    ------------    ------------

Operating expenses:
     Systems operations                      26,938,188      31,343,006      31,502,762
     Selling, general and administrative      6,071,542       8,086,624       8,129,733
     Management fee to affiliate              2,052,074       3,028,118       3,092,354
     Depreciation and amortization           20,916,494      24,415,370      24,672,569
                                           ------------    ------------    ------------
        Total operating expenses             55,978,298      66,873,118      67,397,418
                                           ------------    ------------    ------------

Operating income (loss)                         935,217         418,388       1,410,345

Interest expense                            (18,847,367)    (20,914,341)    (21,036,934)
Interest income                                  77,188          52,533          23,710
Gain (loss) on sale of assets                 5,598,767      (4,088,370)       (226,185)
Other income (expense), net                        --          (314,587)       (218,818)
                                           ------------    ------------    ------------

        Net loss                           $(12,236,195)   $(24,846,377)   $(20,047,882)
                                           ============    ============    ============




  The accompanying notes are an integral part of the consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES

                         IN PARTNERS' CAPITAL (DEFICIT)

                          General                                  Limited Partners
                          Partners       Class B        Class C        Class D         Class E         Total          Total
                        ------------    ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31,
                 1996   $ 18,257,812    $      1,000    $    416,000    $  6,384,000    $    200,000    $  7,001,000   $ 25,258,812

Net loss                 (18,257,812)           (256)       (106,366)     (1,632,311)        (51,137)     (1,790,070)   (20,047,882)
                        ------------    ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31,
                 1997           --               744         309,634       4,751,689         148,863       5,210,930      5,210,930

Net Loss                 (19,635,447)           (744)       (309,634)     (4,751,689)       (148,863)     (5,210,930)   (24,846,377)
                        ------------    ------------    ------------    ------------    ------------    ------------   ------------

Balance, December 31,
                 1998    (19,635,447)           --              --              --              --              --      (19,635,447)

Net Loss                 (12,236,195)           --              --              --              --              --      (12,236,195)
                        ------------    ------------    ------------    ------------    ------------    ------------   ------------
Balance, December 31,
                 1999   $(31,871,642)   $       --      $       --      $       --      $       --      $       --     $(31,871,642)
                        ============    ============    ============    ============    ============    ============   ============




















  The accompanying notes are an integral part of the consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                           1999            1998           1997
                                                       ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                            $(12,236,195)   $(24,846,377)   $(20,047,882)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation expense                                18,363,959      20,572,418      20,554,588
     Amortization expense                                 2,552,535       3,842,952       4,117,981
     Amortization included in interest expense            1,320,000       1,269,126         934,770
     Provision for doubtful accounts receivable             991,364       1,209,797       1,992,318
     Loss (gain) on disposal of cable systems            (5,598,766)      4,088,370         226,185
     Changes in assets and liabilities:
      Subscriber receivables                             (1,088,747)       (120,100)     (1,418,451)
      Prepaids and other                                 (1,142,035)        561,633      (1,288,805)
      Accounts payable and accrued expenses               2,344,598      (3,837,431)     (1,637,383)
      Subscriber deposits and deferred revenue              (51,487)     (1,355,690)        670,770
                                                       ------------    ------------    ------------
         Net cash provided by operating activities        5,455,226       1,384,698       4,104,091
                                                       ------------    ------------    ------------

Cash flows from investing activities:

   Acquisition of cable systems - net of trades                --          (999,452)       (825,000)
   Proceeds from sales of cable systems                  10,118,327      38,619,045       3,304,334
   Purchase of capital assets                           (12,509,465)    (11,337,085)    (15,222,381)
   Other intangible assets                                 (416,857)        (84,742)       (536,197)
                                                       ------------    ------------    ------------
         Net cash provided by (used in) investing
           activities                                    (2,807,995)     26,197,766     (13,279,244)
                                                       ------------    ------------    ------------

Cash flows from financing activities:

   Borrowings under term debt and revolver                3,000,000      10,825,000      12,400,000
   Payments under term debt and revolver                 (8,175,000)    (39,550,000)     (3,051,377)
   Borrowings under other debt                            3,151,427       4,014,110         259,386
   Payments under other debt                             (2,305,346)     (2,153,802)       (368,103)
   Payment of debt issue costs                             (145,604)       (907,093)           --

         Net cash provided by (used in) financing
           activities                                    (4,474,523)    (27,771,785)      9,239,906
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents     (1,827,292)       (189,321)         64,753
Cash and cash equivalents, beginning of year              2,213,777       2,403,098       2,338,345
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                 $    386,485    $  2,213,777    $  2,403,098
                                                       ============    ============    ============

  The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

     Galaxy Telecom, LP (the "Partnership"), a Delaware limited partnership, was formed in December 1994 to acquire, develop, hold, improve, construct, manage, operate and use cable television systems and related businesses in fifteen states, predominantly including Mississippi, Nebraska, Kansas, Missouri, Illinois, Kentucky, Iowa, Alabama, Georgia and Florida.

     Partners - The general partners include Galaxy Telecom Investments, L.L.C. and Galaxy Telecom, Inc. with 99% and 1% interests, respectively. The limited partners include Galaxy Telecom Investments, L.L.C. (Class B), Galaxy Telecom, Inc. (Class C and E), and Vantage Cable Associates, LP (Class D). Class C, D and E limited partnership interests are subject to reductions resulting from potential set-off adjustments to the respective cable television system acquisitions.

     Property Returns - The Partnership agreement establishes priority returns for the general and certain limited partners compounded annually on the respective partners' unreturned contributions. Limited partner priority returns range from 9 percent to 10 percent through 1999, and thereafter up to a maximum of 18 percent in annual 2 percent increments. General partner priority returns increase to a maximum of 35 percent. The cumulative unpaid priority return totaled approximately $144,543,000, $95,487,000 and $57,553,000 at December 31, 1999, 1998 and 1997, respectively.

     Distributions - First, to Class C, D and E limited partners in proportion to their respective capital contributions to the extent of such capital contributions and priority returns.

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

     Distributions are restricted by the Senior Subordinated Notes and the Term Loan agreement to those amounts which are necessary for the partners' federal and state income taxes and certain fees.

     Allocations - Partnership profits are allocated to the general partners and the Class B limited partner in the same manner as the third, fourth and subsequent distributions. Profits are allocated to the Class C, D and E limited partners to the extent of their capital contributions and priority return distributions to such partners. Partnership losses are allocated as follows: first, to the general partners in proportion to their percentage interest up to their capital amounts; secondly, to the limited partners in proportion to their percentage interest up to their capital amounts; and thereafter, to the general partners in proportion to their percentage interest.

2.  Going Concern Uncertainties

     The Partnership has incurred losses each year since its inception and has a partnership deficit of $31.9 million at December 31, 1999. During 1999, the Partnership continued implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1999 and 1998, the Partnership received proceeds from sales of its non-core cable television systems of $10.1million and $38.6 million, respectively, which was primarily used to pay down the amounts due under its revolving line of credit.

     At December 31, 1999, the Partnership was not in compliance with certain covenants under its term loan agreement. As discussed in Note 7, on March 31, 2000 the Partnership amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowings under the term loan agreement.

     Additionally, as part of this amended term loan agreement, the Partnership must have a definitive sale agreement in force by May 31, 2000 to sell substantially all the interests of the Partnership sufficient for the repayment of all Partnership loans including the Senior Subordinated Notes. This definitive agreement shall not contain any such contingencies allowing the purchaser to terminate such an agreement arising from: (a) the failure of such purchaser to obtain the financing necessary for purchase, (b) the failure of such purchaser to obtain the approvals necessary for such purchase or (c) relating to the completion of any due diligence review by such purchaser other than completion of reasonable due diligence customarily to be completed in such transaction after signing such agreement. Absent of such an agreement to sell substantially all the assets of the Company triggers an event of default under the terms of the amended loan agreement.

     Management is actively pursuing the sale of the interests of the Partnership in accordance with the amended term loan agreement. However, entering into a definitive agreement as described above by May 31, 2000 is not assured.

     In light of the Partnership's current projected earnings and cash flow, the Partnership believes it will have the financial resources to maintain its current level of operations until December 31, 2000, the term loan maturity date. However, cash generated from operations alone will not be sufficient to pay the term loan on December 31, 2000 without proceeds from the sale of assets or refinancing of the term loans. Additionally, such a sale as required by the loan agreement would represent a change in control as defined in the Senior Subordinated Loan Agreement and would represent an event of redemption.

     Absence of the completion of the aforementioned definitive agreement, and the Partnership's inability to meet its cash flow needs, raises substantial doubt about its ability to continue as a going concern.

3.  Significant Accounting Policies

     The significant policies followed are summarized below:

     a. Basis of Consolidation - The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Galaxy Telecom Capital Corp. ("Capital Corp."). All intercompany transactions have been eliminated in consolidation. Capital Corp. was formed in July 1995 and maintains a capitalization of $1,000 for the purpose of co-issuing, with the Partnership, the Senior Subordinated Notes (see
         Note 7). Capital Corp. does not have any operations other than its related purpose as co-issuer. Investments in 20- to 50-percent-owned affiliates are accounted for using the equity method (see Note 9).

     b. Cash Equivalents - Cash equivalents include highly liquid investments purchased with an original maturity of three months or less. There were no cash equivalents at December 31, 1999 and 1998.

     c. Concentrations of Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk are cash and cash equivalents and subscriber and other receivables. The Partnership invests excess cash in short-term liquid money instruments issued by significant financial institutions. Cash balances in excess of the federally insured limit were negligible in 1999 and totaled approximately $3.0 million at December 31, 1998. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by geographical dispersion through approximately 255individual cable television systems ranging in size from approximately 10 subscribers to approximately 3,000 subscribers located in small communities in the Midwest and Southeast United States, and the large number of customers with individually small balances on short payment terms.

     d. Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, subscriber receivables, accounts payable and accrued expenses as reflected in the financial statements approximate fair value because of the short-term maturity of these instruments. The fixed rate Senior Subordinated Notes (see Note 7) are valued using the closing bid price market quotes, and as a result, the fair value of the Notes at December 31, 1999 and 1998 were $125,472,000 and $127,020,000, respectively. Based on borrowing rates currently available to Galaxy for similar debt, the fair value of the revolver debt and term loan approximates its carrying value at December 31, 1999 and 1998.

     e. Revenue Recognition - Revenues from subscribers are recognized in the month that service is provided. Installation revenues are recognized upon completion of the service provided to the subscriber, to the extent of direct selling costs, with any remaining balance deferred and recognized as revenue over the estimated period that subscribers are expected to remain connected to the cable television system.

     f. Marketing Costs - Marketing costs are charged to operations in the period incurred and totaled approximately $1,045,000, $1,822,000 and $1,516,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     g. Federal Income Taxes - The Partnership as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss flows through to the individual partners as specified in the Partnership agreement. The differences between the results of operations presented in these consolidated financial statements and taxable loss for federal income tax reporting purposes result primarily from the use of accelerated methods for computing tax depreciation.

     h. Systems and Equipment - Systems and equipment are recorded at cost including amounts for material and labor. Direct costs, including labor associated with installations in homes not previously served by cable television, are capitalized as subscriber drops. Expenditures for maintenance and repairs are charged to operations as incurred and equipment replacements and betterments are capitalized. When assets are sold or retired, the related cost and accumulated depreciation are removed from the respective accounts, and any resulting gain or loss is credited or charged to operations.

i. Intangible Assets - Goodwill related to the acquisition of cable television systems represents the excess of purchase price plus related direct costs over the fair value of the net assets acquired. Other intangible assets consist primarily of debt issuance costs. Debt issuance costs and original issue discounts are amortized to interest expense using the interest method. The intangible assets are amortized over the life of the borrowings or the estimated useful lives of the assets of 15 years using the straight-line method.

j. Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

k. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l. Reclassifications - Certain prior year balances have been reclassified to conform to the current year's presentation.

m. Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be reported as assets and liabilities at fair value and that changes in fair value be accounted for depending on the intended use of the derivative and the resulting designation. This statement, as amended, is effective for the Partnership beginning January 1, 2001. Management of the Partnership anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Partnership's results of operations or its financial position.

n. Reporting Comprehensive Income - In 1998, Galaxy adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive loss was the same as net loss reported at December 31, 1999 and 1998.

  4.  ACQUISITIONS AND DISPOSITIONS OF CABLE TELEVISION SYSTEMS

Acquisition - On May 1, 1999, Galaxy traded 18 cable television systems, representing approximately 7,500 subscribers for seven cable television systems, representing approximately 7,100 subscribers from Mississippi Cablevision, Inc. ("MCI"), an affiliate of Telecommunications, Inc. The Galaxy cable television systems are located primarily in Colorado, Iowa and South Dakota, while the MCI cable television systems are located in Mississippi. The estimated fair market value of the cable television systems received was approximately $9.4 million or approximately $1,300 per subscriber. The fair market value of the cable television systems received was estimated by using the purchase price (price per subscriber) for similar cable television systems bought from MCI by an affiliate of Galaxy. The net historical cost of the cable television systems given up was approximately $6.9 million, resulting in Galaxy recording a gain on sale of approximately $2.5 million, net of expenses.

The excess of the purchase price over the fair value of the assets acquired (franchise costs) was approximately $4.8 million and is being amortized on a straight-line basis over 15 years. The trade was accounted for as a business combination in accordance with the Accounting Principles Board Opinion No. 16, Business Combinations, accordingly, the results of the acquired cable television systems have been included in the statement of operations since the acquisition date. Management believes that the pro forma results of the Partnership would have been insignificant if the trade had occurred on January 1, 1999.

Dispositions - On February 12, 1999, Galaxy sold one satellite master antenna television system ("SMATV") located in Spring Creek, Georgia, representing approximately 1,000 subscribers for approximately $1,220,000, or approximately $1,220 per subscriber, and recorded a gain on sale of approximately $1.0 million. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

On June 23, 1999, Galaxy sold 8 cable television systems, located primarily in Alabama, representing approximately 5,500 subscribers for approximately $8.4 million, or approximately $1,540 per subscriber, and recorded a gain on sale of approximately $1.8 million. Galaxy used a majority of the proceeds from this sale to pay down principal of the revolving note.

On October 1, 1999, Galaxy sold seven satellite master antenna television systems("SMATV's") and one cable system located primarily in the Kansas City area, representing approximately 1,165 subscribers for approximately $1,360,000, or approximately $1,161 per subscriber, and recorded a gain on sale of approximately $244,000. Galaxy used the proceeds from this sale to pay down principal of the revolving note.

1998 Acquisitions and Dispositions - During 1998, the Partnership acquired one cable television system serving approximately 300 subscribers in Georgia for approximately $141,000, and traded four cable television systems serving approximately 850 subscribers in Nebraska for one cable television system serving approximately 730 subscribers in Colorado.

During 1998, the Partnership disposed of the following cable systems:

                                Number Cash Paid

                      of Cable                by Partnership    Net
                       Systems    Selling      for Selling     Cash
   Region               Sold       Price         Expense     Received
   ------               ----       -----         -------     --------

Alabama                   18   $ 2,760,000   $   179,480   $ 2,580,520
Central                   27     6,120,000       136,289     5,983,711
Illinois                  36     2,596,300        48,780     2,547,520
Iowa                      18     2,572,629        40,815     2,531,814
Kansas                    20     1,579,146        24,896     1,554,250
Louisiana                  5     9,500,000        39,701     9,460,299
Missouri                  63     5,201,444        91,454     5,109,990
Nebraska                  10     2,125,100        15,146     2,109,954
South Carolina             2     2,050,000        60,055     1,989,945
Wyoming                   17     4,930,000       178,958     4,751,042
                 -----------   -----------   -----------   -----------
Total                    216   $39,434,619   $   815,574   $38,619,045
                 ===========   ===========   ===========   ===========

The aggregate sales price and related loss were as follows:

Systems and equipment                                           $ 27,141,381
Intangible assets                                                 15,566,034
                                                                  ----------
           Assets sold                                            42,707,415

Net sales price                                                   38,619,045
                                                                  ----------
           Total loss on sale                                   $ (4,088,370)

     1997 Acquisition and Trades - During 1997, the Partnership acquired certain cable television systems serving approximately 1,610 subscribers in Nebraska for approximately $875,000. In 1998, the purchase price was adjusted in accordance with the amended asset purchase agreement and the Partnership paid an additional $853,000 in cash. The effect of this adjustment on systems and equipment, franchise cost and net loss was immaterial.

     During 1997, the Partnership sold certain non-core cable television systems serving approximately 3,080 subscribers in South Carolina, Mississippi and Kansas for approximately $3.3 million.

      Pending Transaction - On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.5 million, or approximately $2,492 per subscriber. Galaxy will use the proceeds from this sale to pay down principal of the term loan.

  5.  SYSTEMS AND EQUIPMENT

Systems and equipment consist of the following:

                                                                       Estimated
                                                      Depreciation   Useful Life          December 31,
                                                        Method          Term         1999             1998
                                                        ------          ----         ----             ----
Cable television distribution
    systems:

    Head-end                                          Straight-line   7 years    $  28,899,620    $  28,390,239
    Distribution plant                                Straight-line   12 years      97,040,462       91,011,687
    Subscriber drops                                  Straight-line   5 years       24,706,433       23,783,738
    Other distribution                                         --         --           668,140        1,029,403
                                                                                   -----------      -----------
                                                                                   151,314,655      144,215,067

Other:
    Vehicles                                          Straight-line   5 years        3,957,956        4,672,900
    Buildings                                         Straight-line   5 years        1,742,390        1,873,474
    Furniture, fixtures and equipment                 Straight-line   5 years        3,841,024        5,479,623
    Land                                                       --         --            60,000           91,000
                                                                                   -----------      -----------

                                                                                   160,916,025      156,332,064
Less accumulated depreciation                                                      (66,348,010)     (52,134,390)
                                                                                   -----------      -----------

Systems and equipment, net                                                       $  94,568,015    $ 104,197,674
                                                                                 =============    =============


6.  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                        Amortization    Amortization          December 31,
                                                           Method          Period           1999            1998
Goodwill, franchise costs and
 subscriber lists                                      Straight-line       15 years    $ 39,834,390    $ 41,306,900
Debt issuance costs:
 Senior Subordinated NotesLevel Yield                  10 years           5,403,197       5,403,197
 Revolver and Term Loan                                Level Yield          7 years       3,432,516       3,286,912
Other                                                  Straight-line       15 years         725,545       1,114,325
                                                                                        -----------     -----------
                                                                                         49,395,648      51,111,334

Less accumulated amortization                                                           (15,129,440)    (12,850,656)
                                                                                        -----------     -----------
Intangible assets, net                                                                 $ 34,266,208    $ 38,260,678
                                                                                       ============    ============



  7.  LONG-TERM DEBT

Outstanding long-term debt is as follows:


                                                                              December 31,
                                                                                                        1999              1998

Term loan with interest payable monthly, at an
  adjusted LIBOR rate of LIBOR plus 3.25% (9.72125% at
  December 31, 1999)                                                                         $    25,325,000.00$          --
Revolving credit facility with interest payable monthly, at an adjusted LIBOR rate of LIBOR plus 3.25% (8.879% at
  December 31, 1998)                                                                              30,500,000.00
12.375% senior subordinated notes, net of unamortized
  discount of $345,000 and $405,000 at December 31, 1999
  and 1998, respectively, with interest payable semiannually
  on April 1 and October 1                                                                       119,655,000.00    119,595,000.00
Other, including capital leases                                                                    3,196,701.00      2,350,620.00

           Total                                                                             $   148,176,701.00$   152,445,620.00

Revolving Credit Facility - In March 2000, the Partnership amended the Revolving Credit Facility which previously had been converted to a term loan in June 1999 whereby the amendment allowed the Partnership to borrow $5.0 million in addition to their $25,325,000 term loan outstanding at December 31, 1999. Prior to advancing funds under this agreement, the Partnership had funds available in an account with the appropriate administrative agent when combined with the proceeds of $5.0 million adequate to fund the Senior Subordinated Notes semi-annual interest payment due April 1, 2000. The new amended loan agreement bears interest at the Alternate Base Rate (ABR), as defined in the amendment, of ABR plus 2%, payable quarterly, from the amendment date to June 30, 2000. After June, 2000 the term loan bears interest at ABR plus 4% until maturity of the loan. The entire term loan matures on December 31, 2000.

The partnership will owe an $800,000 fee which will be due and payable upon repayment of the additional $5.0 million borrowing. The $800,000 fee shall be reduced by 50% to $400,000 if the additional borrowing is paid in full by June 30, 2000. If the additional borrowing is not paid in full by June 30, 2000, but paid in full by September 15, 2000 such fee shall be reduced by 25% to $600,000.

The amended senior term loan sets forth modified financial covenants including a maximum total leverage ratio, a maximum senior debt leverage ratio, a maximum senior debt to basic subscriber ratio, minimum interest coverage, debt service coverage, fixed charge coverage ratios and restrictions on capital expenditures.

Senior Subordinated Notes - Pursuant to an indenture dated September 28, 1995 (the "Indenture") between the Partnership and Capital Corp., (together, the "Issuers"), and the Bank of New York, which acquired Boatmen's Trust Company as trustee (the "Trustee"), the Partnership issued $120 million aggregate principal amount of senior subordinated obligations (the "Notes").

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

The payment of principal and interest on the Notes is subordinated in right of payment to the term loan. The Notes will rank pari passu with all other senior subordinated indebtedness of the Partnership, if any, and is senior to all subordinated debt of the Partnership. Absent a change of control in the Partnership (see Note 2) such notes are due 2005.

The Indenture contains various restrictive covenants, including limitations on indebtedness, certain restricted payments and affiliate transactions as defined, purchases, asset sales and capital expenditures in addition to reporting requirements. The Indenture requires certain equity contributions ranging from $5 million to $15 million based upon the consummation of certain cable television system acquisitions. No such contributions were required in 1997, 1998 or 1999.

Five-Year  Maturities  -  The  required  principal  payments  on  the  Company's long-term debt and obligations under capital leases at December 31, 1999, assuming no additional borrowings and assuming no accelerated payment requirements of the Senior Subordinated Notes (see Note 2), are as follows:

      [OBJECT OMITTED]

  8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest payments during 1999, 1998 and 1997 were approximately $17.5 million, $20.0 million and $20.8 million, respectively.

Noncash investing and financing transactions for the year ended December 31, 1999 were as follows:

Acquisition of cable systems through trades of current systems    $9,440,402
Capital expenditures included in accounts payable                  1,582,482

Noncash investing and financing transactions for the year ended December 31, 1998 were as follows:

Acquisition of cable systems through trades of current systems     $ 975,099
Capital expenditures included in accounts payable                  1,539,197

Noncash investing and financing transactions for the year ended December 31, 1997 were as follows:

Capital expenditures included in accounts payable                 $1,051,408
Acquisition of equipment through issuance of capital leases payable  212,800


  9.  INVESTMENT IN AFFILIATES

At December 31, 1999, the Partnership has a 40% membership interest in Galaxy American Communications, L.L.C. ("GAC") for which the Partnership uses the equity method of accounting. GAC was formed in September 1998 to acquire, develop and operate cable television systems. During the period from inception to December 31, 1998, GAC did not have any significant operations. 1999 summarized financial information for 100% of GAC is as follows:

 Results of operations:
  Revenue                                                $ 11,532,000
  Operating expenses                                       11,729,000
  Operating income                                           (194,000)
  Net loss                                                 (4,560,000)

Financial position:
  Total assets                                             33,028,000
  Total liabilities                                        37,600,000


At December 31, 1999, the Partnership's investment balance in GAC was $-0- and the Partnership had a receivable balance from GAC of approximately $308,000.

10. COMMITMENTS AND CONTINGENCIES

Leases - The Corporation leases certain office facilities and equipment under capital and operating lease arrangements.

Future minimum payments for capital and noncancelable operating leases as of December 31, 1999, are as follows:

                                                         Capital    Operating
                                                         Leases      Leases

2000                                                      $ 23,733   $ 305,791
2001                                                        25,274     293,278
2002                                                        13,243     262,357
2003                                                                   235,250
2004                                                                  215,170

Net minimum lease payments                                  62,250   $1,311,846

Less amounts representing interest                          4,935

Present value of minimum lease payments                  $ 57,315



The Partnership leases computer equipment and vehicles under capital lease agreements which generally provide purchase options at the end of the original lease terms.

Rent expense under the operating leases was $346,000, $304,000 and $346,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

In addition, the Partnership, as an integral part of its cable operations, has entered into short-term operating lease contracts for pole usage. Rent expense approximated $1,058,000, $1,235,000 and $1,143,000 for the years ended December 31, 1999, 1998 and 1997, respectively, under such contracts.

Employee Benefits - The Partnership sponsors a defined contribution retirement plan for eligible employees with a minimum six-months of service with the Partnership or certain affiliates. The Partnership makes matching contributions on behalf of each employee of an amount not to exceed the employee's contribution or 8% of such employee's salary. The Partnership contributed approximately $329,000, $217,000 and $198,000 to the plan during 1999, 1998 and 1997, respectively.

Franchises and Programming - Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities, which in addition to imposing certain operating conditions, impose franchise fees not to exceed 5% of gross revenues. While such franchises are not perpetual, renewal may not be unreasonably withheld without compensation to the cable system operator. The Partnership has not experienced nor does it anticipate non-renewal of existing franchise agreements.

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

Cable Service Rate Regulation - Galaxy's operations are subject to regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals.

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

Litigation - Galaxy is subject to various legal and administrative proceedings in the ordinary course of business. Management believes the outcome of any such proceedings will not have a material adverse effect on the Partnership's consolidated financial position, or future results of operations or cash flows.

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

11. RELATED PARTY TRANSACTIONS

Management Fee to Affiliate - The Partnership incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc. ("GSMI"), an affiliate of a general partner, under which it manages the Partnership's business. In addition to reimbursing GSMI's expenses, the Partnership pays GSMI a management fee monthly, in arrears based upon 3% of gross revenues as defined in the management agreement. Management fees and reimbursed expenses approximated $2,263,000, $3,294,000 and $3,409,000 for the years ended December 31, 1999, 1998 and 1997. The management agreement's initial term through December 31, 1999 was automatically extended for one year and is subject to early termination upon the Partnership's sale or disposition of the acquired cable television systems. Partnership obligations under the management agreement are subordinate to the Partnership's long-term debt. There was no management fee payable at December 31, 1999 and 1998. The Partnership also provides and receives certain operational services from affiliates of a general partner. Included in prepaids and other are advances to such affiliates approximating $820,000 and $515,000 as of December 31, 1999 and 1998, respectively, of which approximately $750,000 and $205,000 as of December 31, 1999 and 1998, respectively, represent receivables from GSMI.

On December 31, 1998, GAC issued debt of approximately $31 million. On December 31, 1998, the Partnership sold cable systems, comprising approximately 8,300 subscribers, to GAC for approximately $6.2 million and recorded a loss on the sale of $4.3 million.

In December 1998, GSMI entered into a management agreement with GAC whereby GSMI will operate and manage the GAC cable systems. For its management services, GSMI will be paid a monthly fee of 2.5 percent of the gross monthly receipts from the GAC cable systems.

In January 1999, the Partnership entered into a shared cost agreement with GAC whereby the Partnership will provide services in connection with the administration of the GAC cable systems. The Partnership was reimbursed approximately $500,000 for costs incurred for administrative services provided to GAC.

12. QUARTERLY DATA - UNAUDITED

The results of operations for each of the quarters in 1999 and 1998 were as follows (thousands of dollars):

                                    1999
                                   First      Second      Third      Fourth
                                  Quarter    Quarter     Quarter     Quarter

Revenue                            $ 14,569    $14,517     $14,184    $ 13,644
Operating income (loss)                 516        543         706        (830)
Net income (loss)                    (3,323)     1,518      (3,901)     (6,530)

                                    1998
                                   First      Second      Third      Fourth
                                  Quarter    Quarter     Quarter     Quarter

Revenue                            $ 17,331    $17,472     $16,853    $ 15,636
Operating income (loss)                 145        366          86        (179)
Net income (loss)                    (3,858)    (6,571)     (8,348)     (6,069)

INDEPENDENT AUDITORS' REPORT To the Partners of Galaxy Telecom L.P.

We have audited the financial statements of Galaxy Telecom, L.P. and subsidiary ("the Partnership") as of December 31, 1999, and for the period ended December 31, 1999, and have issued our report thereon dated March 17, 2000 (April 11, 2000 as to Notes 2,4 and to the term loan described in Note 7); such report, which includes an explanatory paragraph as to the uncertainty of the entity's ability to continue as a going concern, is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Galaxy Telecom L.P. and subsidiary, listed in the accompanying index on F-1. This financial statement schedule is the responsibility of the Partnernship's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



St. Louis, Missouri
March 17, 2000

                      Report of Independent Accountants on

                          Financial Statement Schedule

To the Partners
Galaxy Telecom, L.P.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999, appearing on page F-3 of this 1999 Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in the accompanying index on page F-1 for the years ended December 31, 1998 and 1999.. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Austin, Texas
February 19, 1999


                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    GALAXY TELECOM, LP AND SUBSIDIARY




           Column A                Column B            Column C                Column D         Column E
-------------------------------- ------------- -------------------------  -------------------  -----------
                                               -------------------------
                                                      Additions
                                               -------------------------
                                                               Charged
                                  Balance at    Charged to     to Other                         Balance
                                  Beginning      Cost and      Accounts        Deductions      at End of
          Description             of Period      Expenses      Describe         Describe         Period
-------------------------------- ------------- --------------  ---------  --------------------------------

Year ended December 31, 1999:
  Reserve and allowances
    deducted from asset
    accounts-allowance for
    uncollectible accounts          $ 116,572      $ 991,364        $ -     $ 1,020,487  (1)     $ 87,449

Year ended December 31, 1998:
  Reserve and allowances
    deducted from asset
    accounts-allowance for
    uncollectible accounts          $ 154,692    $ 1,614,118        $ -     $ 1,652,238  (1)    $ 116,572

Year ended December 31, 1997:
  Reserve and allowances
    deducted from asset
    accounts-allowance for
    uncollectible accounts          $ 411,950    $ 1,992,318        $ -     $ 2,249,576  (1)    $ 154,692

(1) Uncollectible accounts written off, net of recoveries.

      Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      On January 20, 2000, the Company dismissed PricewaterhouseCoopers LLP as the Company's independent accountant. The reports of PriceweaterhouseCoopers LLP on the financial statements of the Company for each of the past two fiscal years ending 12/31/98 and 12/31/97, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

      The executive officers of Galaxy Management and the directors of Galaxy GP are:

        Tommy L. Gleason, Jr.......54.....Chairman,  Chief Executive Officer
                                          and Director of Galaxy Management
                                          and Galaxy GP

        J.  Keith  Davidson........44.....Executive Vice President, CFO,
                                          Secretary and Director of Galaxy
                                          Management and Galaxy GP

        James M.  Gleason..........36.....President and Chief Operating Officer
                                          of Galaxy Management  and  Galaxy GP

        William  P.  Collatos......45.....Director of Galaxy GP
        Kenneth T. Schiciano.......37.....Director of Galaxy GP
        Richard D.Tadler...........43.....Director of Galaxy GP

     Tommy L. Gleason, Jr. has served as Chaiman, Chief Executive Officer and a director of Galaxy Management and Galaxy GP, and a manager of Galaxy Investments since December 1994. Mr. Gleason is past President of CableMaxx, Inc., a wireless cable television company. Since 1987, he has served as president and director of Galaxy Cablevision Management, Inc., a general partner of the managing general partner of Galaxy Cablevision, L.P. from which Galaxy acquired the Galaxy Cablevision Systems. He was a director of Capital Bancorporation, Inc. of Cape Girardeau, Missouri, and an individual general partner of Community Investment Partners, a venture capital fund in St. Louis, Missouri. Mr. Gleason began his cable television career in 1964, and from then until 1971 he was a field engineer responsible for the operation of 45 headend facilities in 11 states. From 1971 through 1976, he was a product sales manager for Essex Wire Corp. of Chicago, Illinois. From 1976 through 1982, he was President of Galaxy Communications Systems, which operated 29 cable television systems in four states. Prior to 1979, he engineered and built eight cable television systems in Illinois. In 1988 and 1989, Mr. Gleason served as Secretary and Director of the NCTC, he is currently a Director of the NCTC and the Immediate Past President. Mr. Gleason was inducted into the Cable TV Pioneers in 1989.

     J. Keith Davidson has served as Executive Vice President, Chief Financial Officer, Secretary and a director of Galaxy Management and Galaxy GP and a manager of Galaxy Investments since December 1994. From 1988 to 1994, Mr. Davidson was the Chief Financial Officer and Assistant Secretary of Galaxy Cablevision Management, Inc. Mr. Davidson has 18 years of experience in the cable television industry. James M. Gleason has served as President and Chief Operating Officer and a director of Galaxy Management since December 1994. Mr. Gleason also presently serves as Chief Operating Officer of Galaxy GP. From 1988 to 1994, he served as Vice President - Administrative Operations of Galaxy Cablevision Management, Inc. Mr. Gleason is responsible for field office administration and customer service, computer operations, and was responsible for implementing Galaxy Management's MIS operations. He has prior experience in cable television system construction, mapping, marketing and operations. In 1992, Mr. Gleason served as Chairman of the Board of the NCTC. Mr. Gleason has 16 years of experience in the cable television industry and is the brother of Tommy L. Gleason, Jr. William P. Collatos has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and currently is a managing general partner of Spectrum Equity Investors L.P., a private equity firm that he co-founded in May 1994. From 1990 to 1994, Mr. Collatos was a private equity investor. Mr. Collatos was an Associate and General Partner of funds managed by Media Communications Partners and TA Associates, Inc., a private equity capital firm ("TA Associates") from 1980 to 1990. From 1976 to 1980, Mr. Collatos worked in and subsequently ran the media-lending group at Fleet National Bank. Kenneth T. Schiciano has served as a director of Galaxy GP and a manager of Galaxy Investments since December 1994 and has been a Principal of TA Associates since January 1995. Mr. Schiciano was a Vice President of TA Associates from August 1989 to December 1994. Richard D. Tadler has served as director of Galaxy GP and a manager of Galaxy Investments since December 1994. Mr. Tadler has been a Managing Director of TA Associates since January 1994. From 1987 to December 1993, Mr. Tadler was a general partner of TA Associates. Mr. Tadler is a director of TechForce Corporation.

      Item 11.  Executive Compensation.

      Management Agreement

      Pursuant to the Management Agreement between Galaxy Management and Galaxy, Galaxy Management, including Messrs. Tommy L. Gleason, Jr., J. Keith Davidson and James Gleason, who are employed by Galaxy Management and are otherwise referred to as the Senior Managers, manages all aspects of the day-to-day business and operations of Galaxy. In connection therewith they undertake those activities and services that are customary in the cable television industry for the account and on behalf of Galaxy. For a more detailed description of the Management Agreement, see Item 13 of this Part III ("Certain Relationships and Related Transactions -- Management Agreement").

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

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The  following  table sets forth certain  information,  as of December 31,
1999, concerning the beneficial ownership of (i) the units of general partnership interests and limited partnership interests of Galaxy owned by each person known by Galaxy to own beneficially more than 5.0% of any class of Galaxy's partnership interests, (ii) equity securities of and member interests in Galaxy GP and Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments, respectively, owned by all executive officers and directors of Galaxy GP and the managers of Galaxy Investments as a group, and (iii) member interests in Galaxy Management owned by the Senior Managers.


    Name and Address                                                                         No. of Units/   % of
   Of Beneficial Owner                              Type of Interest                           Shares(1)      Class
   -------------------                              ----------------                           ---------      -----
Galaxy Telecom, Inc.                      Class A General Partnership Units of Company           133,333        *
  1220 North Main Street                  Class C Limited Partnership Units of Company           416,000     100.0
  Sikeston, Missouri   63801              Class E Limited Partnership Units of Company           200,000     100.0

Galaxy Telecom Investments, L.L.C.        Class A General Partnership Units of Company        44,491,667      99.7
  1220 North Main Street                  Class B  Limited Partnership Units of Company            1,000     100.0
  Sikeston, Missouri  63801

Farm Bureau Life Insurance Company        Class D Limited Partnership Units of Company         6,384,000     100.0
  Vantage Cable Associates, L.P.
  5400 University Avenue
  W. Des Moines, Iowa  50266

Galaxy Telecom Management, L.L.C.        Class A Voting Common Stock of Galaxy GP                 20,000      16.9
  1220 North Main Street                  Common Interests in Galaxy Investments                     990      99.0
  Sikeston, Missouri  63801               Voting Preferred Interests in Galaxy Investments       288,459       7.3

TA Associates Group (2)                   Class A Voting Common Stock of Galaxy GP                63,281      53.3
  c/o TA Associates, Inc.                 Common Interests in Galaxy Investments                       8        *
  125 High Street, Suite 2500             Voting Preferred Interests in Galaxy Investments     3,452,523      87.8
  Boston, Massachusetts  02110

Spectrum Equity Investors, L.P.           Class A Voting Common Stock of Galaxy GP                24,615      20.7
  125 High Street, Suite 2600             Common Interests in Galaxy Investments                       2       *
  Boston, Massachusetts  02110

Fleet Equity Partners(3)                  Class A Voting Common Stock of Galaxy GP                 5,810       4.9
  111 Westminster Street                  Class B Nonvoting Common Stock of Galaxy GP             14,703     100.0
  Providence, Rhode Island  02903         Common Interests in Galaxy Investments                       2       *
                                          Voting Preferred Interests in Galaxy Investments       192,646       4.9
                                          Nonvoting Preferred Interests in Galaxy Investments    570,368     100.0

Tommy L. Gleason, Jr.                     Common Interests of Galaxy Management Limited        1,030,000      38.5

James M. Gleason                          Common Interests of Galaxy Management Limited          925,000      33.8

J. Keith Davidson                         Common Interests of Galaxy Management Limited           45,000       2.0

All executive officers and directors of   Class A Voting Common Stock of Galaxy GP
  Galaxy GP as a group (6 persons) (4)    Common Interests in Galaxy Investments                 107,896      91.0

All managers of Galaxy Investments as                                                                998      99.8
  a group (4 persons) (5)                 Voting Preferred Interests in Galaxy Investments     3,740,995      95.1


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

      Item 13.  Certain Relationships and Related Transactions.

      Management Agreement

      Galaxy Management, which is owned by the Senior Managers, currently manages all aspects of the day-to-day business and operations of Galaxy pursuant to the Management Agreement. The term of the Management Agreement expired December 31, 1999, but was automatically renewed for a successive one-year term. Galaxy may terminate the Management Agreement with 90 days' written notice prior to the expiration of the initial or any renewal term. Galaxy also has the option to terminate the Management Agreement in the event (i) of a material breach of the Management Agreement by Galaxy Management and failure to cure same or commence cure within 30 days after receipt of notice from Galaxy, (ii) of an unwaived and uncured default by Galaxy of any substantive covenant contained in its financing documents, (iii) of a 10% reduction in Galaxy's gross revenues or operating cash flow over the prior fiscal year or (iv) that none of Tommy L. Gleason, Jr., nor James M. Gleason is involved in the management of Galaxy Management. The Management Agreement also will terminate, with respect to any of Galaxy's cable systems, upon the sale of such system by Galaxy. The Management Agreement will terminate in its entirety upon the sale or other distribution of all of Galaxy's systems or upon the dissolution or winding up of Galaxy, which may be effected by the Equity Investors in certain circumstances pursuant to the terms of the Equity Holders Agreement described below.

      The Management Agreement provides that Galaxy Management is authorized to perform management services including, among other things: operation and control of the physical assets of the Systems; engineering and supervision of expansion and construction activities relating to the Systems; negotiation, administration and extension of franchise and pole attachment agreements and agreements with utility companies; management of programming agreements; marketing; purchasing; budgeting; billing, record-keeping, accounting and financial reporting; tax return preparation; and hiring, supervision and termination of employees of Galaxy. Galaxy Management is also authorized to establish and maintain bank accounts for Galaxy ("System Operating Accounts") to deposit all funds collected by each system and to make withdrawals therefrom for purposes of payment and reimbursement of expenses incurred by or on behalf of Galaxy. Galaxy Management is entitled to reimbursement from the System Operating Accounts on a monthly basis of various expenses allocable to its management and operation of the Systems and Galaxy, including truck and automobile expenses, travel expenses, meals and entertainment, and third-party professional fees. For 1999, Galaxy paid Galaxy Management approximately $211,000 in reimbursed expenses.

      In return for its management services, Galaxy Management receives a management fee, payable monthly, equal to a percentage of the gross revenues derived by Galaxy from the Systems, excluding revenues from the sale of Systems or franchises. The Management Agreement also provides that, prior to January 1, 1998, the dollar amount of the management fee may not increase as a result of revenues attributable to acquired cable television systems until such time as the gross revenues of Galaxy reach a certain minimum level. The management fee is currently 3% of revenues. For the year ended December 31, 1999, Galaxy incurred a management fee of $2,052,074. There can be no assurance that such amounts are representative of the amount of annual fees to be paid to Galaxy Management in the future.

      The management fee may be reduced in the event other entities controlled by Tommy L. Gleason, Jr., James M. Gleason and/or J. Keith Davidson acquire other entertainment or telecommunications business assets, with the calculation to determine any such reduction in the management fee based upon the percentage of the gross revenues of such other assets compared to the gross revenues of Galaxy. None of such persons presently intends, or intends to cause any such entities, to make any such acquisitions. The Loan Agreement limits Galaxy's ability to pay any accrued management fee and Galaxy Management's right to such fee and reimbursement of expenses is restricted by the terms of the Affiliate Subordination Agreement as defined below.

      Galaxy   believes  that  the  terms  of  the   Management   Agreement  are
substantially the same terms as could be obtained in arm's-length arrangements with unaffiliated third parties.

      Affiliate Subordination Agreement

      Galaxy, Galaxy GP, Galaxy Investments, certain investors in Galaxy GP and Galaxy Investments, Galaxy Telecom Management, L.L.C. ("Galaxy Management Limited"), Tommy L. Gleason, Jr., James M. Gleason, Tommy L. Gleason, J. Keith Davidson and the sellers of the Galaxy Cablevision Systems, Vista Communications Systems and Vantage Cable Systems (collectively, the "Subordinated Parties") are parties to an Affiliate Subordination Agreement dated as of December 23, 1994, as amended in March 2000 (the "Subordination Agreement") with Fleet National Bank and the Lenders under Galaxy's Loan Agreement (the "Senior Parties"). Under the terms of the Subordination Agreement, all obligations and liabilities of Galaxy, Galaxy GP and Galaxy Investments to make any payments of cash or other property to any of the other Subordinated parties are subordinated in right of payment and remedies to the prior final payment in full of the obligations and liabilities of Galaxy, Galaxy GP and Galaxy Investments to the Senior Parties under the Loan Agreement and the financing documents related thereto.

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

      The Equity Holders Agreement also restricts transfers of equity interests in Galaxy GP and Galaxy Investments by the Senior Managers and provides the Equity Investors with piggyback registration rights and, on or after December 23, 1998, demand registration rights with respect to equity interests in the Company, Galaxy GP and Galaxy Investments. The Equity Investors have the right to require the Company, Galaxy GP and Galaxy Investments to restructure in order to facilitate a sale of the Company or its cable systems and to consummate such a sale on or after December 23, 1998 or the occurrence of a payment default on notes issued by Galaxy Investments to the Equity Investors.

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

      Limited Partnership Interests in Galaxy

      Galaxy Investments owns 100% of the Class B Limited Partnership Interests in Galaxy, which it received in connection with the organization and initial capitalization of Galaxy in December 1994. Galaxy GP received 100% of the Class C Limited Partnership Interests in Galaxy in connection with Galaxy's acquisitions of the Vista Communications Systems and the Galaxy Cablevision Systems, respectively. In connection with its acquisition of the Vantage Cable Systems, Galaxy issued approximately $6.4 million in the form of Class D Limited Partnership Interests in Galaxy, out of the total consideration of approximately $38.4 million paid for such Systems. Galaxy's ability to declare or pay any dividend or make any other distributions to its general and limited partners is restricted by the terms of the Indenture dated September 28, 1995.

      Subject  to  such  restrictions  and at  such  time  as  Galaxy  may  make distributions under the Loan Agreement, Galaxy GP may cause Galaxy to make distributions to its Class C Limited Partners and Class D Limited Partners prior to making distributions to other partners of Galaxy in accordance with the Limited Partnership Agreement dated December 23, 1994, as amended, by and among Galaxy GP, Galaxy Investments and Vantage Cable (the "Partnership Agreement"). Galaxy may make such distributions until the aggregate of such distributions equals the amount of the capital contributions of each such class of limited
partners,   plus  certain  priority  rates  of  return.  Under  the  Partnership
Agreement, Class C Limited Partners are entitled to a rate of return of 9%, compounded annually on the previously unreturned capital contribution. The Partnership Agreement provides that Class D Limited Partners are entitled to an annually compounded rate of return of 10.0% per annum from December 23, 1994 until December 31, 1999, which rate of return increases each year thereafter in increments of 2.0%, up to a maximum of 18.0%. Class B Limited Partners are entitled to up to 11.90% of any distribution remaining after allocation of the capital contributions of and priority rates of return to the Class C, D and E Limited Partners and to the Class A General Partners. To date, Galaxy has made no distributions to any of the general or limited partners of Galaxy. The interests of each of the general and limited partners of Galaxy are also subject to the terms of the Affiliate Subordination Agreement and the Equity Holders Agreement.

Relationship of Agent with Equity Investors

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

Galaxy Air Services, Inc.

      Galaxy leases an aircraft from Galaxy Air Services, Inc. ("Galaxy Air"), a corporation jointly owned by James Gleason and Tommy Gleason, Jr., at a rate of $2,079.60 per hour, plus $400 per night for incidental costs related to overnight trips. The Company paid a total of $215,066 to Galaxy Air during fiscal 1999. Galaxy Air derives more than 75% of its revenues from the Company. The Company believes that the arrangements with Galaxy Air are as favorable as those that could have been obtained in arms-length negotiations with unaffiliated third parties.

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

                                 GALAXY TELECOM, L.P.
                             By: Galaxy Telecom Inc.

                               As General Partner

      April 14, 2000               /s/ Tommy L. Gleason, Jr.
                                 ---------------------------
                          By:    Tommy L. Gleason, Jr.
                                 Chairman, Chief Executive Officer and Director


      April 14, 2000               /s/ J. Keith Davidson
                                 -----------------------
                              By: J. Keith Davidson

                                 Executive   Vice-President,  Chief Financial
                                 Officer and Director

      April 14, 2000               /s/ James M. Gleason
                                 ----------------------
                              By: James M. Gleason

                                 President, Chief Operating Officer and Director

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

10.18- Amendment No. 6 of the Amended and Restated Loan Agreement dated March 31, 1999 by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, State Street Bank and Trust Company, The First National Bank of Chicago and Union Bank. It was filed as Exhibit 10 to Galaxy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated herein by reference.

10.19-      Amendment No. 7 of the Amended and Restated Loan Agreement dated
           March 31, 2000 by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, State Street Bank and Trust Company, The First National Bank of Chicago and Union Bank.

10.20-      $5,000,000 Term Loan Agreement by and among Galaxy Telecom, L.P. and
           Fleet National Bank as Agent and Lender and certain other banks dated March 31, 2000.

12.1-      Computation of Ratio of Earnings to Fixed Charges.

21.1-      Subsidiaries of Galaxy incorporated herein by reference to Exhibit
           21.1 to the Form S-1.

27.1-      Financial Data Schedule.