Form 10-Q
period 2000-03-31
GALAXY TELECOM LP
filed 2000-05-15
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            ------------------------------------------------------
                                    FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000

                                       OR

            ------------------------------------------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                         Commission file number 33-95298

                             GALAXY TELECOM, L.P.
 ----------------------------------------------------------------------------
            Exact name of Registrant as specified in its charter)

            Delaware                                  43-1697125
------------------------------------------------------------------------------
 (States or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)


 1220 North Main, Sikeston, Missouri                   63801
------------------------------------------------------------------------------
(Address of principal executive offices)            (zip code)

Registrant telephone number, including area code: (573) 472-8200

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes X No __________

                             GALAXY TELECOM, L.P.
                                    FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                     PAGE

                                                                  -----------

PART I.  Financial Information

Item 1.  Consolidated Financial Statements

            Galaxy Telecom, L.P.  ........................................3
            Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................9

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk.............................................15

PART II. Other Information...............................................16

Signatures  .............................................................17

Exhibit Index............................................................18

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                        CONSOLIDATED BALANCE SHEETS...
                                   (Unaudited)

                                                     March 31,      December 31,
                                                     2000              1999
                                                 -------------     -------------

ASSETS

Cash in banks                                   $   5,886,403     $     386,485
Subscriber receivables, net of allowance
  for doubtful accounts of $94,715 and
  $86,536, respectively                             3,760,763         4,431,946
Systems and equipment, net                         92,317,960        94,568,015
Intangible assets, net                             32,348,632        34,266,208
Prepaids and other                                  3,299,373         3,877,975
                                                -------------     -------------
Total assets                                    $ 137,613,131     $ 137,530,629
                                                =============     =============


LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses           $  20,447,653     $  17,198,650
Subscriber deposits and deferred revenue            4,029,760         4,026,920
Long-term debt and other obligations              147,930,896       148,176,701
                                                -------------     -------------
   Total current liabilities                      172,408,309       169,402,271


Partners' deficit:
  General partners                                (34,795,178)      (31,871,642)
  Limited partners                                       --                --
                                                -------------     -------------
    Total partners' deficit                       (34,795,178)      (31,871,642)
                                                -------------     -------------
Total liabilities and partners' deficit         $ 137,613,131     $ 137,530,629
                                                =============     =============




  The accompanying notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended March 31,
                                            -----------------------------------
                                                     2000              1999
                                                 -------------     -------------

Revenues                                         $ 13,990,403      $ 14,569,553
                                                 ------------      ------------
Operating expenses:
    Systems operations                              6,822,217         6,673,766
    Selling, general and administrative             1,552,818         1,500,582
    Management fee to affiliate                       419,663           654,677
    Depreciation and amortization                   4,772,917         5,224,276
                                                 ------------      ------------
      Total operating expenses                     13,567,615        14,053,301
                                                 ------------      ------------
        Operating income                              422,788           516,252

Interest expense                                   (5,422,503)       (4,767,322)
Gain on sale of assets                              2,063,407           909,179
Interest income and other, net                         12,772            18,992
                                                 ------------      ------------
    Net loss                                     $ (2,923,536)     $ (3,322,899)
                                                 ============      ============








  The accompanying notes are an integral part of the consolidated financial statements.

                     GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                              For the three months ended March 31,
                                                              -----------------------------------
                                                                       2000          1999
                                                                   -----------    -----------
Cash flows from operating activities:
    Net loss                                                       $(2,923,536)   $(3,322,899)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation expense                                          4,169,010      4,539,932
       Amortization expense                                            603,907        684,344
       Amortization included in interest expense                     1,008,208        329,999
       Provision for doubtful accounts receivable                      343,950        106,636
       Gain on sale of assets                                       (2,063,407)      (909,179)
       Changes in assets and liabilities:
          Subscriber receivables                                       327,233       (140,334)
          Prepaids and other                                           578,602        612,288
          Accounts payable and accrued expenses                      3,249,003      3,197,717
          Subscriber deposits and deferred revenue                       2,840         99,787
                                                                   -----------    -----------
             Net cash provided by operating activities               5,295,810      5,198,291
                                                                   -----------    -----------
Cash flows from investing activities:

    Acquisition of cable systems - net of trades                          --             --
    Proceeds from sales of cable systems                             3,493,429      1,102,446
    Purchase of capital assets                                      (2,981,193)    (3,032,291)
    Other intangible assets                                            (19,647)      (115,376)
                                                                   -----------    -----------

             Net cash provided by (used in) investing activities       492,589     (2,045,221)
                                                                   -----------    -----------
Cash flows from financing activities:

    Payments under term debt and revolver                                 --             --
    Payments under other debt                                         (260,805)      (153,890)
    Payment of debt issue costs                                        (27,676)      (104,969)
                                                                   -----------    -----------

             Net cash used in financing activities                    (288,481)      (258,859)
                                                                   -----------    -----------

Net increase in cash and cash equivalents                            5,499,918      2,894,211

Cash and cash equivalents, beginning of period                         386,485      2,213,777
                                                                   -----------    -----------
Cash and cash equivalents, end of period                           $ 5,886,403    $ 5,107,988
                                                                   ===========    ===========

  The accompanying notes are an integral part of the consolidated financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY
------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

------------------------------------------------------------------------------

1.    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

      The accompanying unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire 2000 fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with Galaxy's Annual Report on Form 10-K for the year ended December 31, 1999.

      The following notes, insofar as they are applicable to the three months ended March 31, 2000 and March 31, 1999, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such consolidated financial statements, are included.

2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the three months ended March 31, 2000 and 1999 was approximately $709,000 and $395,000, respectively.

3.    RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees totaled $419,663 for the three months ended March 31, 2000 and $654,677 for the three months ended March 31, 1999.

4.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                              March 31,     December 31,
                                                                2000           1999
                                                            ------------   ------------

Term loan with interest payable monthly, at an
  adjusted LIBOR rate of LIBOR plus 3.25% (9.72125% at
  December 31, 1999)                                                       $ 25,325,000

Amended term loan with interest payable quarterly, at an
  ABR rate of PRIME plus 2% (10.75% at March 31, 2000)      $ 25,325,000

12.375% senior subordinated notes, net of unamortized discount of $330,000 and $345,000 at March 31, 2000 and December 31, 1999, respectively, with interest payable

  semiannually  on April 1 and October 1                     119,670,000    119,655,000

Other, including capital leases                                2,935,896      3,196,701
                                                            ------------   ------------
                                                            $147,930,896   $148,176,701
                                                            ============   ============

      Galaxy's September 1995 Amended and Restated Loan Agreement has been periodically amended and subsequently converted to a Term Loam, with the latest amendment occurring on March 31, 2000 ("Term Loan"). Net proceeds from any system sale must be used to reduce the outstanding balance under the Term Loan. The Term Loan also requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. Galaxy is not permitted to borrow additional funds under the Term Loan without the prior written consent of the lenders. The Term Loan is due the earlier of December 31, 2000 or upon the occurrence of certain events set forth in the Loan Agreement.

      On March 31, 2000, Galaxy entered into a new $5.0 million Term Loan Agreement from three of the four lenders under the Term Loan ("New Loan"). The funds available under this New Loan were not advanced to Galaxy until April 1, 2000. The New Loan also requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The New Loan bears interest at the same rate as the amended term loan agreement and is due on December 31, 2000 or upon the occurrence of certain events set forth in the agreement. The New Loan restricts Galaxy's ability to borrow without the consent of the lenders. The Term Loan is due the earlier of December 31, 2000 or upon the occurrence of certain events set forth in the Loan Agreement.

      As a condition to the New Loan, Galaxy will owe an $800,000 fee to the lenders that will be due and payable upon repayment of the New Loan. The $800,000 fee shall be reduced by 50% to $400,000 if the New Loan is paid in full by June 30, 2000. If the New Loan is not paid in full by June 30, 2000, but paid in full by September 15, 2000 such fee shall be reduced by 25% to $600,000.

      Under the March 31, 2000 Term Loan and under the New Loan, it is an "Event of Default" with respect to each if a definitive agreement for the sale of Galaxy and an entity affiliated with Galaxy or system asset sales of substantially all the systems owned by Galaxy and the affiliate has not been executed and delivered by May 31, 2000 with an unaffiliated third party buyer in a form reasonably satisfactory to the majority lenders. There can be no assurances that a definitive purchase agreement will be delivered by this date or, in the event of Galaxy and its affiliate's failure or inability to comply, that such provisions will be waved by the majority lenders.

      Galaxy has entered into a letter of intent with Mallard Cablevision, L.L.C. ("Mallard") to sell its interest related to approximately all 123,000 subscribers owned by Galaxy. However, there can be no assurances that Galaxy can enter into a definitive agreement by May 31, 2000. Therefore, Galaxy has explored and is discussing other alternatives. These include: 1) an amendment of the Term Loan and New Loan to extend the May 31st deadline, 2) sales of certain subscribers and assets in Galaxy's non-core areas to other cable companies contiguous to such properties, 3) sale of a portion of Galaxy's smaller systems to certain DBS providers (such sales could eliminate or greatly reduce Galaxy's bank debt) or 4) refinance the Term Loans and New Loan with a bridge facility that would allow Galaxy additional time to recapitalize or liquidate its interests. There can be no assurances that any of these alternatives can be implemented by May 31, 2000.

5.    DISPOSITION OF CABLE SYSTEMS

      On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.5 million, or approximately $2,492 per subscriber. Galaxy will use the proceeds from this sale to pay the principle on the Term Loan.

6.    COMMITMENTS AND CONTINGENCIES

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

      Item  2.  --   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

      RECENT DEVELOPMENTS

      On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.5 million, or approximately $2,492 per subscriber. Galaxy will use the proceeds from this sale to pay the principle of the Term Loan.

      On March 31, 2000 Galaxy amended its Term Loan agreement to modify financial covenants and change the maturity date of all outstanding borrowing under the Term Loan agreement and entered into a new $5 million New Loan Agreement from three of the four lenders under the Term Loan agreement. As discussed in Note 2 to Galaxy's consolidated financial statements for the period ended December 31, 1999, based on current estimates of operating cash flow, management does not believe it will have sufficient cash to fund required debt payments under the Term Loan and the New Loan due on December 31, 2000. It is an event of termination under the Term Loan and New Loan if Galaxy does not have a definitive agreement to sell its partnership interests or assets by May 31, 2000. Galaxy's partners are negotiating to sell their Galaxy partnership interests to a third party. However, closing of such transaction is not assured. Absent the completion of the aforementioned transaction and the partnership's inability to meet its cash flow needs raises substantial doubt about its ability to meet its liquidity and capital resource needs.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months ended March 31, 2000 and March 31, 1999. Amounts shown are in thousands.

                                          For the three months ended March 31,
                                       ---------------------------------------
                                               2000                 1999
                                        -----------------     -----------------
Revenues                               $ 13,990    100.0%    $ 14,570    100.0%
                                       --------    -----     --------    -----
Operating expenses:
  Systems operations                      6,822     48.8%       6,674     45.8%
  Selling, general and administrative     1,553     11.1%       1,501     10.3%
  Management fee to affiliate               419      3.0%         655      4.5%
  Depreciation and amortization           4,773     34.1%       5,224     35.9%
                                       --------    -----     --------    -----
     Total operating expenses            13,567     97.0%      14,054     96.5%
                                       --------    -----     --------    -----

        Operating income                    423      3.0%         516      3.5%

Interest expense                         (5,423)   (38.8%)     (4,767)   (32.7%)
Gain (loss) on sale of assets             2,063     14.7%         909      6.2%
Interest income and other, net               13      0.1%          19      0.1%
                                       --------    -----     --------    -----
  Net loss                             $ (2,924)   (20.9%)   $ (3,324)   (22.9%)
                                       ========    =====     ========    =====

      The following table sets forth demographic information as of June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000.

                           June 30,     September 30,   December 31,   March 31,
                             1999           1999           1999           2000
                            -------       -------        -------        -------

Homes Passed                225,226        214,341        210,816        205,539
Basic Subscribers           134,233        126,861        126,357        123,941
Basic Penetration            59.60%         59.19%         59.94%         60.30%
Revenue per Subscriber      $35.94         $36.93         $36.11         $37.15

Premium Subscribers         61,133         57,013         56,231         53,684
Premium Penetration          45.54%         44.94%         44.50%         43.31%

      Galaxy generated revenues in the amount of $13,990,403 and $14,569,553 for the three-month periods ended March 31, 2000 and 1999, respectively. This decrease in revenues was a result of the sale of systems during 1999. Galaxy was able to increase basic rates in some systems and, as a result, average revenue per subscriber increased from $36.52 at March 31, 1999 to $37.15 at March 31, 2000.

      For the three months ended March 31, 2000 and 1999, system operating expenses consisting of subscriber costs, technician costs and system maintenance costs were $6,822,217, or 48.8% of revenue, and $6,673,766, or 45.8% of revenue, respectively. These expenses increased primarily due to increased programming and bad debt expenses.

      Selling, general and administrative expenses, which includes office rents and maintenance, marketing costs and corporate expenses, increased to $1,552,818 from $1,500,582 for the three months ended March 31, 2000 and 1999, respectively. For the three-month period ended March 31, these expenses increased as a percentage of revenue from 10.3% in 1999 to 11.1% in 2000. This increase is primarily due to a decrease in co-op reimbursements during the first quarter of 2000.

       For the three months ended March 31, 2000 and 1999, depreciation and amortization expense was $4,772,917, or 34.1% of revenues, and $5,224,276, or 35.9% of revenues, respectively. The decrease in depreciation and amortization expense is attributable to the sale of cable television systems during 1999.

      For the three months ended March 31, 2000 and 1999, interest expense was $5,422,503 and $4,767,322, respectively. The increase in interest expense is primarily due to an increase in interest rates charged to Galaxy, and an increase in amortization of debt issue costs. For the three months ended March 31, 2000, gain on sale of assets was $2,063,407. For the three months ended March 31, 1999, gain on sale of assets was $909,179. Other income (expense) went from a net income of $18,992 for the three months ended March 31, 1999, to a net income of $12,773 for the three months ended March 31, 2000.

      Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in the Partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $34.8 million at March 31, 2000. During 2000, the Partnership received net proceeds from sales of cable television systems of $3.5 million, which was used to pay down principle of the Term Loan.

      On March 31, 2000 the Partnership amended its Term Loan agreement to modify financial covenants and change the maturity date of all outstanding borrowings under the term loan agreement.

      Additionally, as part of this amended Term Loan and New Loan agreements, the Partnership must have a definitive sale agreement in force by May 31, 2000 to sell substantially all the interests or assets of the Partnership sufficient for the repayment of all Partnership loans including the Senior Subordinated Notes. This definitive agreement shall not contain any such contingencies allowing the purchaser to terminate such an agreement arising from: (a) the failure of such purchaser to obtain the financing necessary for purchase, (b) the failure of such purchaser to obtain the approvals necessary for such purchase or (c) relating to the completion of any due diligence review by such purchaser other than completion of reasonable due diligence customarily to be completed in such transaction after signing such agreement. Absent of such an agreement to sell substantially all the assets of the Company triggers an event of default under the terms of the amended Term Loan and New Loan agreements.

      Galaxy has entered into a letter of intent with Mallard Cablevision, L.L.C. ("Mallard") to sell its interest related to approximately all 123,000 subscribers owned by Galaxy. However, there can be no assurances that Galaxy can enter into a definitive agreement by May 31, 2000. Therefore, Galaxy has explored and is discussing other alternatives. These include: 1) an amendment of the Term Loan and New Loan to extend the May 31st deadline, 2) sales of certain subscribers and assets in Galaxy's non-core areas to other cable companies contiguous to such properties, 3) sale of a portion of Galaxy's smaller systems to certain DBS providers (such sales could eliminate or greatly reduce Galaxy's bank debt) or 4) refinance the Term Loans and New Loan with a bridge facility that would allow Galaxy additional time to recapitalize or liquidate its interests. There can be no assurances that any of these alternatives can be implemented by May 31, 2000.

      In light of the Partnership's current projected earnings and cash flow, the Partnership believes it will have the financial resources to maintain its current level of operations until December 31, 2000, the Term Loan maturity date. However, cash generated from operations alone will not be sufficient to pay the Term Loan and the New Loan on December 31, 2000 without proceeds from the sale of assets, refinancing of the Term Loans or the sale of the Partnership's interest in Galaxy.

      Absent  the  completion  of  the   aforementioned   transaction   and  the
partnership's inability to meet its cash flow needs raises substantial doubt about its ability to meet its liquidity and capital resource needs.

      As of March 31, 2000, Galaxy had $5,886,403 in cash and cash equivalents. As of such date, total current liabilities (other than notes payable) exceeded cash and cash equivalents by $18,591,010. Galaxy expects to fund this deficiency through its operating cash flows, the sale of assets and new equity or debt financing.

      Due to the results of operations discussed above, Galaxy had EBITDA, defined as earnings before interest, depreciation and amortization expense, and gain on sale of cable systems, of $5,195,705, or 37.1% of operating revenues, and $5,740,528, or 39.4% of operating revenues, for the three months ended March 31, 2000 and 1999, respectively.

      Galaxy had an aggregate of $147.9 million of indebtedness as of March 31, 2000, representing $119.7 million of senior subordinated notes (net of unamortized discount of $0.3 million), $25.3 million outstanding debt under its term loan and $2.9 million in various other obligations.

      On  March  31,  2000,  Galaxy  entered  into a new $5  million  Term  Loan
Agreement from three of the four lenders under the Term Loan. The funds available under this New Loan were not advanced to Galaxy until April 1, 2000. The New Loan also requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. The New Loan restricts Galaxy's ability to borrow without the consent of the lenders. The New Loan is due the earlier of December 31, 2000 or upon the occurrence of certain events set forth in the Loan Agreement and described above.

      As of March 31, 2000, Galaxy had $92.3 million in systems and equipment consisting of $87.2 million of cable television systems and $5.1 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $3.0 million for the three months ended March 31, 2000. For the three months ended March 31, 1999, Galaxy had capital expenditures (exclusive of system acquisitions) of $3.0 million. These capital expenditures were financed mainly through the sale of non-core assets and cash flows from operations. During the first three months of 2000, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      Galaxy provided net cash from operating activities of $5,295,810 and $5,198,291 for the three months ended March 31, 2000 and 1999, respectively, an increase in net cash provided by operating activities of $97,519. This increase is mainly due to an increase in accounts payable and accrued expenses during the periods.

      Galaxy provided net cash from investing activities of $492,589 for the three months ended March 31, 2000, and used net cash in investing activities of $2,045,221 for the three months ended March 31, 1999, an increase in net cash provided in investing activities of $2,537,810. This increase is mainly due to an increase in proceeds from the sale of cable systems during 2000.

      Galaxy used net cash in financing activities of $288,481 and $258,859 for the three months ended March 31, 2000 and 1999, respectively, an increase in net cash used in investing activities of $29,622. This increase was due to cash used to pay down principle of other debt, offset by a decrease in cash used for payment of debt issue costs.

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

      Galaxy is exposed to changes in interest rates due to its variable rate of interest (ABR plus 2%) on its Term Loan.

      Based on Galaxy's variable debt at March 31, 2000, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $279,000. This amount was calculated using the variable interest rate in effect at March 31, 2000, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included or incorporated by reference below.

10.1 Amendment No. 7 of the Amended and Restated Loan Agreement among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, as agent, and certain other lenders, dated March 31, 2000, incorporated herein by reference to Exhibit 10.19 to Galaxy's Form 10-K for the fiscal year ended December 31, 1999.

10.2 $5,000,000 Term Loan Agreement by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank as Agent and Lender and certain other financial institutions party thereto, dated March 31, 2000 incorporated herein by reference to Exhibit 10.20 to Galaxy's Form 10-K for the fiscal year ended December 31, 1999.

      27.   Financial Data Schedule

(b) Reports of Form 8-K. On January 20, 2000 Galaxy filed a report on Form 8-K announcing a change in our certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GALAXY TELECOM, L.P.
                                BY:   Galaxy Telecom, Inc.
                                      as General Partner

Date: May 15, 2000                    /s/ J. Keith Davidson

                                BY:   J. Keith Davidson
                                      Vice President-Finance

(Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number             Description

--------------               ----------------------------------

   10.1 Amendment No. 7 of the Amended and Restated Loan Agreement among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank, as agent, and certain other lenders, dated March 31, 2000, incorporated herein by reference to Exhibit 10.19 to Galaxy's Form 10-K for the fiscal year ended December 31, 1999.

  10.2 $5,000,000 Term Loan Agreement by and among Galaxy, Galaxy Telecom Capital Corp., Fleet National Bank as Agent and Lender and certain other financial institutions party thereto, dated March 31, 2000 incorporated herein by reference to Exhibit 10.20 to Galaxy's Form 10-K for the fiscal year ended December 31, 1999.

     27     Financial Data Schedule