Form 10-K/A
period 1999-12-31
GALAXY TELECOM LP
filed 2000-05-24
CIK 948945

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

                         Commission file number 33-95298

                               GALAXY TELECOM, L.P.
              (Exact name of Registrant as specified in its charter)

               Delaware                                       43-1697125
  ---------------------------------                  --------------------------
 (States or Other Jurisdictions of            (IRS Employer  Identification No.)
   Incorporation or Organization)

              1220 North Main

            Sikeston, Missouri                                  63801
  ---------------------------------                  --------------------------
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

Aggregate market value of the voting equity securities held by non-affiliates of Galaxy Telecom Capital Corp.: $0

Number of shares of Galaxy Telecom Capital Corp. outstanding as of March 31, 2000: 100

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

                                  GALAXY TELECOM, L.P.
                                      FORM 10-K/A
                              Year Ended December 31, 1999


                                    TABLE OF CONTENTS

Item        Topic                                                         Page
                                                                       --------
                                         PART I

 1.     Business............................................................ 3
 2.     Properties..........................................................25
 3.     Legal Proceedings...................................................25
 4.     Submission of Matters to a Vote of
        Security Holders....................................................25


                                     PART II

 5.     Market for the Registrant's Securities

        and Related Security Holder Matters.................................26
 6.     Selected Financial Data.............................................26
 7.     Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................27
7a.     Qualitative and Quantitative Disclosures about
        Market Risks........................................................35
 8.     Financial Statements and Supplementary Data........................F-1
 9.     Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure............................. 36

                                    PART III

10.     Directors and Executive Officers of the Registrant..................36
11.     Executive Compensation............................................. 37
12.     Security Ownership of Certain Beneficial
        Owners and Management...............................................37
13.     Certain Relationships and Related Transactions......................39

                                     PART IV

14.   Exhibits, Financial Statement Schedules

        and Reports on Form 8-K.............................................42

Signatures..................................................................43

      Item 1. ....Business.


      General

      The Company owns, operates and develops clusters of classic cable television systems ("Systems"), primarily in rural and non-metropolitan areas in the Midwestern and Southeastern United States. The Company seeks to be the premier provider of cable and broadband services in its core service areas (which include Southeastern Nebraska, Kansas, Southern Illinois, Western Kentucky and Northern and Central Mississippi) by: (i) developing, upgrading and acquiring cable television systems in these areas, and (ii) utilizing its fiber optic network to provide enhanced cable television services, such as digital cable and high-speed Internet access, and advanced telecommunications and broad band network services. As of December 31, 1999, the Systems passed approximately 211,000 homes and served approximately 126,000 subscribers in twelve states.

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

      Background

      The Senior Managers, Tommy L. Gleason, Jr., James M. Gleason and J. Keith Davidson have been involved in the construction, acquisition, ownership, management and operation of classic cable television systems as a team for more than 15 years. They have collective experience in the cable television industry exceeding 60 years. From 1987 through 1994, the Senior Managers operated approximately 100 classic cable television systems for Galaxy Cablevision, L.P. ("Galaxy Cablevision"); a master limited partnership traded on the American Stock Exchange. Prior thereto, between 1981 and 1987, the Senior Managers constructed and operated cable television systems in Kentucky, Alabama, Illinois, Indiana, Tennessee and Texas through a number of related entities.

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

o Develop Strategic Relationships. The Company continues to seek to enter into mutually beneficial strategic relationships with telecommunications service providers and other entities operating in the same regions as its Core Systems. The Company has an agreement with Broadband Networks, Inc. ("BNI"), a telecommunications system designer and integrator, pursuant to which BNI provides system design, grant process and marketing support, and equipment procurement and installation to Telecom Service customers of the Company. The Company has developed a strategic relationship with Cable USA, a communications provider serving areas in Nebraska not currently served by the Company, to interconnect their respective fiber optic networks to offer their broadband services over a larger network. The Company is also in discussions with certain CLEC providers pursuant to which the Company will provide the CLEC with access to its fiber network. This will give the CLEC a broader reach into the tertiary and more rural markets. The Company feels that their fiber network in both markets will be an affordable means to CLECs for the transportation of both local and long distance traffic back to their switch locations. One such CLEC is Birch Telecom, a Kansas City based operator, whom the Company is working to develop an agreement which will give Birch a broader reach into the tertiary and more rural markets. The Company has developed a strategic relationship with Cable USA in Nebraska to interconnect their respective fiber optic networks to offer their broadband services over a larger network. Cable USA is a cable television provider, a certified competitive access provider, a long distance carrier, a cellular provider and has also filed with the Nebraska Public Service Commission for authorization to conduct CLEC services in the State.


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

      Technology and Engineering

      Virtually all of the plant in the Systems has a channel capacity of 36 channels or more. Although many of the Systems presently have the capability to increase the number of channels offered to subscribers without having to increase existing bandwidth, the Company has an ongoing plan to increase all of its Systems to at least 550 MgHz, which will allow up to 80 channels, by December, 2001. The following table sets forth certain information with regard to the channel capacities of the Systems as of December 31, 1999.

                                    Up to 29  30 to 53   54 or more
                                    Channels  Channels    Channels    Total

                                     ------    ------      ------    -------
Systems:
   Number of systems                    6       223          26        255
   Percent of total systems            2.3%    87.5%       10.2%      100%
   Miles of plant                       56     4,821        995      5,872
   Percent of total plant miles        1.0%    82.1%       16.9%      100%

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

      Marketing. The Company markets its Telecom Services to educational institutions under the "GRADES" brand name. GRADES stands for Galaxy's Regional Access Distance Education System. The Company's objective is to provide advanced telecommunications services that offer schools and state agencies an integrated solution to their need for video conferencing, data transfer, content services (such as the Internet), and more efficient voice communications. When compared to similar services offered by competitors using twisted pair copper technology, the Company's telecommunications solutions provide a superior level of functionality at greater speeds and at lower costs. The Company is currently providing GRADES service to primary and secondary schools in both Nebraska and Kansas and is in the process of negotiating contracts to provide GRADES service to additional schools, colleges and universities in both states.

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

      FCC regulations also address, among other things, the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; privacy requirements; application of the rules governing political broadcasts; non-duplication of network programming; deletion of syndicated programming; Equal Employment Opportunity (EEO) requirements; customer service standards; home wiring; record retention and limitations on advertising contained in children's programming. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions.

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

      Item 6.  Selected Financial Data.

      The combined statement of operations data for the calendar years 1995 through 1999 and the balance sheets data as of December 31, 1995 through 1999 set forth below have been derived from Galaxy's audited financial statements. The data should be read in conjunction with the historical financial statements, the notes related thereto and the other financial information included in the exhibits and elsewhere herein.


                                                         1995         1996         1997         1998        1999
                                                      ---------    ---------    ---------    ---------    ---------
   (Dollars in thousands)
Statements of Operations Data:

Revenues                                              $  29,995    $  62,337    $  68,808    $  67,291    $  56,914
                                                      ---------    ---------    ---------    ---------    ---------
Operating expenses:
  Systems operations                                     13,219       28,353       31,503       31,343       26,938
  Selling, general and administrative                     3,681        6,439        8,130        8,087        6,072
  Management fee to affiliate                             1,605        2,804        3,092        3,028        2,052
  Depreciation and amortization                          10,206       21,739       24,673       24,415       20,917
                                                      ---------    ---------    ---------    ---------    ---------
    Total operating expenses                             28,711       59,335       67,398       66,873       55,979
                                                      ---------    ---------    ---------    ---------    ---------
Operating income                                          1,284        3,002        1,410          418          935

  Interest expense                                      (10,422)     (20,133)     (21,037)     (20,914)     (18,847)
  Other income (expense)                                    608          219         (421)      (4,350)       5,676
                                                                                                          ---------
Net loss                                              $  (8,530)   $ (16,912)   $ (20,048)   $ (24,846)   $ (12,236)
                                                      =========    =========    =========    =========    =========
EBITDA (a)                                            $  11,490    $  24,741    $  26,083    $  24,833    $  21,852
                                                      =========    =========    =========    =========    =========

Balance Sheet Data (at end of period):

Total assets                                            199,913      217,498      207,048      151,743    $ 137,530
Total long-term debt and other obligations              145,527      169,738      179,250      152,446      148,177
Partners' capital (deficit)                              42,171       25,259        5,211      (19,635)     (31,872)
Net cash provided by operating activities                 7,647       13,520        4,104        1,385        5,455
Net cash provided by (used in) investing activities     (98,493)     (37,597)     (13,279)      26,198       (2,808)


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

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      Going Concern Uncertanties

      The Partnership has incurred losses each year since its inception and has a partnership deficit of $31.9 million at December 31, 1999. During 1999, the Partnership continued implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1999 and 1998, the Partnership received proceeds from sales of its non-core cable television systems of $10.1million and $36.8 million, respectively, which was primarily used to pay down the amounts due under its revolving line of credit.

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

      The following table sets forth for the periods indicated certain statement of operations items expressed in dollar amounts (in thousands) and a percentage of total revenues from continuing operations on a combined historical basis:


                                               1997                  1998                 1999
                                        ------------------    ------------------   ------------------
                                                    % of                  % of                   % of
                                        Amount    Revenues    Amount    Revenues    Amount     Revenues
                                        --------    -----     --------    -----     --------    -----
 (Dollars in Thousands)
Revenues                                $ 68,808    100.0%    $ 67,291    100.0%      56,914    100.0%

Operating expenses:
  System operations                       31,503     45.8%      31,343     46.6%      26,938     47.3%
  Selling, general and administrative      8,130     11.8%       8,087     12.0%       6,072     10.7%
  Management fee to affiliate              3,092      4.5%       3,028      4.5%       2,052      3.6%
  Depreciation and amortization           24,673     35.9%      24,415     36.3%      20,917     36.7%
                                        --------    -----     --------    -----     --------    -----
  Total operating expenses                67,398     98.0%      66,873     99.4%      55,979     98.3%
                                        --------    -----     --------    -----     --------    -----
Operating income (loss)                    1,410      2.0%         418      0.6%         935      1.7%

  Interest expense                       (21,037)   (30.5%)    (20,914)   (31.1%)    (18,847)   (33.1%)
  Interest income                             24      0.0%          53      0.1%          77      0.1%
  Gain (loss) on sale of assets             (226)    (0.3%)     (4,088)    (6.1%)      5,599      9.8%
  Other income (expense),net                (219)    (0.3%)       (315)    (0.4%)       --        0.0%
                                        --------    -----     --------    -----     --------    -----
Net loss                                $(20,048)   (29.1%)    (24,846)   (36.9%)   $(12,236)   (21.5%)
                                        ========    =====     ========    =====     ========    =====
EBITDA (a)                                26,083     37.9%      24,833     36.9%      21,852     38.4%
                                        ========    =====     ========    =====     ========    =====

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

      As a combined result of the items discussed above, net loss decreased 45.5%, or approximately $12.6 million, from 1998 to 1999. As a percentage of revenues, net loss decreased from 36.9% in 1998 to 21.5% in 1999.

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

      Liquidity and Capital Resources

      The cable television business requires substantial financing for construction, expansion and maintenance of plant. Galaxy intends to continue pursuit of a business strategy that includes selective acquisitions. Since December of 1994 Galaxy received cash equity contributions of approximately $44.6 million from the Equity Investors and the Senior Managers. Galaxy also received equity from Vantage Cable totaling approximately $6.4 million. Galaxy had an aggregate of $148.1 million of indebtedness as of December 31, 1999, representing $119.6 million of senior subordinated notes (net of unamortized discount of $0.4 million), $25.3 million drawn under Galaxy's revolving line of credit (See "The Revolving Credit Facility and Term Loan"), and $3.2 million in various other obligations. Net payments were made under Galaxy's revolving line of credit of approximately $5.1 million during 1999. Except for the debt repayments required under the term loan, Galaxy anticipates that operating cash flows, sales proceeds of assets sold outside its Core Areas and debt and equity restructuring will provide sufficient funds necessary to meet debt service, working capital and capital expenditure needs.

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

      The Revolving Credit Facility and Term Loan

      Galaxy's September 1995 Amended and Restated Loan Agreement ("the Revolver") has been periodically amended and subsequently converted to a Term Loan, with the latest amendment occurring in March 2000. Net proceeds from any system sale will be used to reduce the commitment available under the Revolver. On December 31, 2000, Galaxy is required to pay the outstanding principal balance together with all accrued and unpaid interest, fees and expenses. The Revolver requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. Galaxy is not permitted to borrow additional funds under the Revolver without the prior written consent of the lenders. At December 31, 1999, Galaxy was not in compliance with certain covenants under its term loan agreement. On March 31, 2000 Galaxy amended its term loan agreement to modify financial covenants and change the maturity date of all outstanding borrowing under the term loan agreement.

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

      Item 8.   Financial Statement and Supplementary Data.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                        AND FINANCIAL STATEMENT SCHEDULE

                                                                       Page
                                                                       ----
Consolidated Financial Statements:

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

Deloitte & Touche LLP

March 17, 2000
(April 11, 2000 as to Notes 2, 4 and to the term loan described in Note 7) St. Louis, Missouri

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

PricewaterhouseCoopers LLP

Austin, Texas
February 19, 1999

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                      ----------------------------
                                                                           1999           1998
                                                                      -----------      -----------
                          ASSETS

Cash and cash equivalents                                           $     386,485    $   2,213,777
Subscriber receivables, net of allowance for doubtful accounts of
  $87,449 and $116,572, respectively                                    4,431,946        4,334,563
Systems and equipment, net                                             94,568,015      104,197,674
Intangible assets, net                                                 34,266,208       38,260,678
Prepaids and other                                                      3,877,975        2,735,940
                                                                      -----------      -----------
      Total assets                                                  $ 137,530,629    $ 151,742,632
                                                                     ============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses                               $  17,198,650    $  14,854,052
Subscriber deposits and deferred revenue                                4,026,920        4,078,407
Long-term debt and other obligations                                  148,176,701      152,445,620
                                                                      -----------      -----------
      Total liabilities                                               169,402,271      171,378,079
                                                                      -----------      -----------
      Total partners' capital (deficit)                               (31,871,642)     (19,635,447)
                                                                      -----------      -----------
      Total liabilities and partners' capital (deficit)              $137,530,629    $ 151,742,632
                                                                     ============    =============



    The accompanying notes are an integral part of the consolidated financial statements.


                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years Ended December 31,
                                          ------------------------------------------
                                             1999            1998            1997
                                          ----------      ----------      ----------

Revenues                                $ 56,913,515    $ 67,291,506    $ 68,807,763
                                          ----------      ----------      ----------
Operating expenses:
  Systems operations                      26,938,188      31,343,006      31,502,762
  Selling, general and administrative      6,071,542       8,086,624       8,129,733
  Management fee to affiliate              2,052,074       3,028,118       3,092,354
  Depreciation and amortization           20,916,494      24,415,370      24,672,569

      Total operating expenses            55,978,298      66,873,118      67,397,418
                                          ----------      ----------      ----------

Operating income (loss)                      935,217         418,388       1,410,345

Interest expense                         (18,847,367)    (20,914,341)    (21,036,934)
Interest income                               77,188          52,533          23,710
Gain (loss) on sale of assets              5,598,767      (4,088,370)       (226,185)
Other income (expense), net                     --          (314,587)       (218,818)
                                          ----------      ----------      ----------

      Net loss                          $(12,236,195)   $(24,846,377)   $(20,047,882)
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

           Priority Returns - The Partnership agreement establishes priority returns for the general and certain limited partners compounded annually on the respective partners' unreturned contributions. Limited partner priority returns range from 9 percent to 10 percent through 1999, and thereafter up to a maximum of 18 percent in annual 2 percent increments. General partner priority returns increase to a maximum of 35 percent. The cumulative unpaid priority return totaled approximately $144,543,000, $95,487,000 and $57,553,000 at December 31, 1999, 1998 and 1997, respectively.

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

2.  Going Concern Uncertainties

           The Partnership has incurred losses each year since its inception and has a partnership deficit of $31.9 million at December 31, 1999. During 1999, the Partnership continued implementation of a strategy whereby it would sell its cable television systems in its non-core regions and focus on improving and acquiring cable television systems in its core regions, which are primarily located in Illinois, Kansas, Kentucky, Mississippi and Nebraska. In 1999 and 1998, the Partnership received proceeds from sales of its non-core cable television systems of $10.1million and $36.8 million, respectively, which was primarily used to pay down the amounts due under its revolving line of credit.

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

     c. Concentrations of Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk are cash and cash equivalents and subscriber and other receivables. The Partnership invests excess cash in short-term liquid money instruments issued by significant financial institutions. Cash balances in excess of the federally insured limit were negligible in 1999 and totaled approximately $2.4 million at December 31, 1998. Though limited primarily to cable television subscribers, the concentration of credit risk with respect to receivables is minimized by geographical dispersion through approximately 255 individual cable television systems ranging in size from approximately 10 subscribers to approximately 3,000 subscribers located in small communities in the Midwest and Southeast United States, and the large number of customers with individually small balances on short payment terms.

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

      During 1998, the Partnership disposed of the following cable systems:


                      Number                    Cash Paid
                      of Cable                by Partnership    Net
                       Systems    Selling      for Selling     Cash
   Region               Sold       Price         Expense     Received
   ------               ----       -----         -------     --------

Alabama                   18   $ 2,760,000   $   179,480   $ 2,580,520
Central                   27     6,120,000       136,289     5,983,711
Illinois                  36     2,596,300        48,780     2,547,520
Iowa                      18     2,572,629        40,815     2,531,814
Kansas                    20     1,579,146        24,896     1,554,250
Louisiana                  5     9,500,000        39,701     9,460,299
Missouri                  63     5,201,444        91,454     5,109,990
Nebraska                  10     2,125,100        15,146     2,109,954
South Carolina             2     2,050,000        60,055     1,989,945
Wyoming                   17     4,930,000       178,958     4,751,042
                 -----------   -----------   -----------   -----------
Total                    216   $39,434,619   $   815,574   $38,619,045
                 ===========   ===========   ===========   ===========

The aggregate sales price and related loss were as follows:

Systems and equipment                                           $ 27,141,381
Intangible assets                                                 15,566,034
                                                                  ----------
           Assets sold                                            42,707,415

Net sales price                                                   38,619,045
                                                                  ----------
           Total loss on sale                                   $ (4,088,370)
                                                                ============

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
                                                                                       ============    ============



  7.  LONG-TERM DEBT

Outstanding long-term debt is as follows:


                                                                              December 31,
                                                                                                        1999              1998

Term loan with interest payable monthly, at an
  adjusted LIBOR rate of LIBOR plus 3.25% (9.72125% at
  December 31, 1999)                                             $ 25,325,000   $       --
Revolving credit facility with interest payable monthly, at an adjusted LIBOR rate of LIBOR plus 3.25% (8.879% at
  December 31, 1998)                                               30,500,000
12.375% senior subordinated notes, net of unamortized
  discount of $345,000 and $405,000 at December 31, 1999
  and 1998, respectively, with interest payable semiannually
  on April 1 and October 1                                        119,655,000    119,595,000
Other, including capital leases                                     3,196,701      2,350,620
                                                                 ------------   ------------

           Total                                                 $148,176,701   $152,445,620
                                                                 ============   ============

      Revolving Credit Facility - In March 2000, the Partnership amended the Revolving Credit Facility which previously had been converted to a term loan in June 1999 whereby the amendment allowed the Partnership to borrow $5.0 million in addition to their $25,325,000 term loan outstanding at December 31, 1999. Prior to advancing funds under this agreement, the Partnership had funds available in an account with the appropriate administrative agent when combined with the proceeds of $5.0 million adequate to fund the Senior Subordinated Notes semi-annual interest payment due April 1, 2000. The new amended loan agreement bears interest at the Alternate Base Rate (ABR), as defined in the amendment, of ABR plus 2%, payable quarterly, from the amendment date to June 30, 2000. After June, 2000 the term loan bears interest at ABR plus 4% until maturity of the loan. The entire senior term loan matures on December 31, 2000.

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

      Five-Year Maturities - The required principal payments on the Company's long-term debt and obligations under capital leases at December 31, 1999, assuming no additional borrowings and assuming no accelerated payment requirements of the Senior Subordinated Notes (see Note 2), are as follows:

      2000                                       $ 25,714,333
      2001                                            385,563
      2002                                            284,897
      2003                                            252,544
      2004                                            240,000
Thereafter                                        121,644,364
                                                 ------------
                                                 $148,521,701
                                                 ============

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

Future minimum payments for capital and noncancelable operating leases as of December 31, 1999, are as follows:

                                                          Capital     Operating
                                                          Leases       Leases
                                                         ---------    ----------
2000                                                     $ 23,733    $  305,791
2001                                                       25,274       293,278
2002                                                       13,243       262,357
2003                                                                    235,250
2004                                                                    215,170
                                                         ---------   -----------
Net minimum lease payments                               $ 62,250    $1,311,846
                                                         ---------   ===========
Less amounts representing interest                         (4,935)
                                                         ---------
Present value of minimum lease payments                  $ 57,315
                                                         =========

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

Employee Benefits - The Partnership sponsors a defined contribution retirement plan for eligible employees with a minimum six-months of service with the Partnership or certain affiliates. The Partnership makes matching contributions on behalf of each employee of 2.50% of such employee's salary throughout the year and a 3% profit sharing contribution for the employee whether they are participating in the 401-k plan or not. To receive the 3% profit sharing benefit the employee must be actively employed by the Partnership January 1 through December 31 of the year.

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

      In January 1999, the Partnership entered into a shared cost agreement with GAC whereby the Partnership will provide services in connection with the administration of the GAC cable systems. The Partnership was reimbursed approximately $717,000 for costs incurred for administrative services provided to GAC.

12. QUARTERLY DATA - UNAUDITED

      The results of operations for each of the quarters in 1999 and 1998 were as follows (thousands of dollars):


                                                     1999
                                    ------------------------------------------
                                     First      Second      Third      Fourth
                                    Quarter    Quarter     Quarter     Quarter
                                    -------    -------     -------     -------

Revenue                            $ 14,569    $14,517     $14,184    $ 13,644
Operating income (loss)                 516        543         706        (830)
Net income (loss)                    (3,323)     1,518      (3,901)     (6,530)

                                                     1998
                                    ------------------------------------------
                                     First      Second      Third      Fourth
                                    Quarter    Quarter     Quarter     Quarter
                                    -------    -------     -------     -------
Revenue                            $ 17,331    $17,472     $16,853    $ 15,636
Operating income (loss)                 145        366          86        (179)
Net income (loss)                    (3,858)    (6,571)     (8,348)     (6,069)

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



St. Louis, Missouri
April 14, 2000

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Partners
Galaxy Telecom, L.P.

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999, appearing on page F-3 of this 1999 Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in the accompanying index on page F-1 for the years ended December 31, 1998 and 1997. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

      Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      On January 20, 2000, the Company dismissed PricewaterhouseCoopers LLP as the Company's independent accountant. The reports of PricewaterhouseCoopers LLP on the financial statements of the Company for each of the past two fiscal years ending 12/31/98 and 12/31/97, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

      The executive officers of Galaxy Management and the directors of Galaxy GP are:

Tommy L. Gleason, Jr.     54      Chairman,    Chief   Executive   Officer   and
                                     Director of Galaxy Management and Galaxy GP
J. Keith Davidson         44      Executive Vice President,  CFO,  Secretary and
                                     Director of Galaxy Management and Galaxy GP
James M. Gleason          36      President  and  Chief  Operating   Officer  of
                                     Galaxy Management and Galaxy GP
William P. Collatos       45      Director of Galaxy GP
Kenneth T. Schiciano      37      Director of Galaxy GP
Richard D. Tadler         43      Director of Galaxy GP


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



            GALAXY TELECOM, L.P.
      By:   Galaxy Telecom Inc.
            As General Partner




May 24, 2000                          /s/ Tommy L. Gleason, Jr.
                                          -------------------------------
                                 By:  Tommy L. Gleason, Jr.
                                      Chairman, Chief Executive Officer and
                                          Director


May 24, 2000                          /s/ J. Keith Davidson
                                          -------------------------------
                                By:   J. Keith Davidson
                                      Executive Vice-President, Chief Financial
                                          Officer and Director


May 24, 2000                          /s/ James M. Gleason
                                       -------------------------------
                                 By:   James M. Gleason
                                       President, Chief Operating Officer and
                                          Director

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