Form 10-Q
period 2000-06-30
GALAXY TELECOM LP
filed 2000-08-11
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             ------------------------------------------------------
                                    FORM 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934


For the Quarterly period ended June 30, 2000

                                       OR

             ------------------------------------------------------

---------   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                         Commission file number 33-95298

                              GALAXY TELECOM, L.P.

  ----------------------------------------------------------------------------
              Exact name of Registrant as specified in its charter)

            Delaware                                     43-1697125
-------------------------------------       -----------------------------------
 (States or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)


 1220 North Main, Sikeston, Missouri                           63801
-----------------------------------------       -------------------------------
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

                               Yes X No __________

                              GALAXY TELECOM, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                       PAGE
                                                                     ---------

PART I.       Financial Information

Item 1.       Consolidated Financial Statements

                  Galaxy Telecom, L.P.  ....................................3
                  Notes to Consolidated Financial Statements................6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............10

Item 3.       Quantitative and Qualitative Disclosures
                about Market Risk..........................................17

PART II.      Other Information............................................18

Signatures        .........................................................19

Exhibit Index     .........................................................20

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                     June 30,        December 31,
                                                                       2000             1999
                                                                 -------------    -------------
ASSETS

Cash in banks                                                    $   1,811,544    $     386,485
Subscriber receivables, net of allowance for doubtful accounts
   of $122,353 and $87,449, respectively                             4,218,382        4,431,946
Systems and equipment, net                                          89,910,142       94,568,015
Intangible assets, net                                              31,764,309       34,266,208
Prepaids and other                                                   3,698,869        3,877,975
                                                                 -------------    -------------
Total assets                                                     $ 131,403,246    $ 137,530,629
                                                                 =============    =============


LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                            $  17,009,196    $  17,198,650
Subscriber deposits and deferred revenue                             3,789,525        4,026,920
Long-term debt and other obligations                               150,189,407      148,176,701
                                                                 -------------    -------------
   Total liabilities                                               170,988,128      169,402,271


Partners' deficit:
  General partners                                                 (39,584,882)     (31,871,642)
  Limited partners                                                        --               --
                                                                 -------------    -------------
    Total partners' deficit                                        (39,584,882)     (31,871,642)
                                                                 -------------    -------------
Total liabilities and partners' deficit                          $ 131,403,246    $ 137,530,629
                                                                 =============    =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three months ended June 30,   For the six months ended June 30,
                                            ----------------------------------    --------------------------------
                                                     2000            1999               2000           1999
                                                 ------------    ------------       ------------    ------------

Revenues                                         $ 13,812,885    $ 14,516,917       $ 27,803,288    $ 29,086,470
                                                 ------------    ------------       ------------    ------------
Operating expenses:
    Systems operations                              6,920,491       6,911,118         13,742,708      13,584,884
    Selling, general and administrative             1,399,451       1,405,397          2,952,269       2,905,979
    Management fee to affiliate                       413,580         568,400            833,243       1,223,077
    Depreciation and amortization                   4,364,412       5,088,515          9,137,329      10,312,791
                                                 ------------    ------------       ------------    ------------
       Total operating expenses                    13,097,934      13,973,430         26,665,549      28,026,731
                                                 ------------    ------------       ------------    ------------

          Operating income                            714,951         543,487          1,137,739       1,059,739

Interest expense                                   (5,383,970)     (4,834,458)       (10,806,473)     (9,601,780)
Gain (loss) on sale of assets                         (32,817)      6,316,733          2,030,590       7,225,912
Interest income and other, net                        (87,868)         15,938            (75,096)         34,931
                                                 ------------    ------------       ------------    ------------
    Net loss                                     $ (4,789,704)   $  2,041,700       $ (7,713,240)   $ (1,281,198)
                                                 ============    ============       ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the six months ended June 30,
                                                                  ------------------------------
                                                                       2000             1999
                                                                   ------------    ------------
Cash flows from operating activities:
    Net loss                                                       $ (7,713,240)   $ (1,281,198)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation expense                                           8,338,021       8,968,069
       Amortization expense                                             799,308       1,344,722
       Amortization included in interest expense                      1,448,208         659,999
       Provision for doubtful accounts receivable                       489,846         388,567
       Gain on sale of assets                                        (2,030,590)     (7,225,912)
       Changes in assets and liabilities:
          Subscriber receivables                                       (276,282)       (427,853)
          Prepaids and other                                            179,106         834,823
          Accounts payable and accrued expenses                        (189,454)      1,074,097
          Subscriber deposits and deferred revenue                     (237,395)        (60,653)
                                                                   ------------    ------------
             Net cash provided by operating activities                  807,528       4,274,661
                                                                   ------------    ------------
Cash flows from investing activities:
    Acquisition of cable systems - net of trades                           --        (9,963,947)
    Proceeds from sales of cable systems                              3,460,611      19,165,505
    Purchase of capital assets                                       (4,742,384)     (6,898,379)
    Other intangible assets                                             (37,929)       (532,065)
                                                                   ------------    ------------
             Net cash provided by (used in) investing activities     (1,319,702)      1,771,114
                                                                   ------------    ------------
Cash flows from financing activities:
    Borrowings under term debt and revolver                           5,000,000       3,000,000
    Payments under term debt and revolver                            (2,400,000)     (7,465,000)
    Payments under other debt                                          (617,294)       (616,010)
    Payment of debt issue costs                                         (45,473)       (181,806)
                                                                   ------------    ------------
             Net cash provided by (used in) financing activities      1,937,233      (5,262,816)
                                                                   ------------    ------------
Net increase in cash and cash equivalents                             1,425,059         782,959

Cash and cash equivalents, beginning of period                          386,485       2,213,777
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $  1,811,544    $  2,996,736
                                                                   ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

GALAXY TELECOM, L.P. AND SUBSIDIARY
-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

-------------------------------------------------------------------------------

1.       STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

         The accompanying unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principles. The results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire 2000 fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with Galaxy's Annual Report on Form 10-K for the year ended December 31, 1999.

         The following notes, insofar as they are applicable to the six months ended June 30, 2000 and June 30, 1999, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such consolidated financial statements, are included.

2.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Interest paid during the three months ended June 30, 2000 and 1999 was approximately $7.6 million and $8.4 million, respectively. Interest paid during the six months ended June 30, 2000 and 1999 was approximately $8.3 million and $8.8 million, respectively.

3.       RELATED PARTY TRANSACTIONS

         Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees totaled $413,580 for the three months ended June 30, 2000 and $568,400 for the three months ended June 30, 1999. Management fees totaled $833,243 for the six months ended June 30, 2000 and $1,223,077 for the six months ended June 30, 1999.

4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                             June 30,      December 31,
                                                               2000          1999
                                                           ------------   ------------

Term loan with interest payable monthly, at an
  adjusted LIBOR rate of LIBOR plus 3.25% (9.7% at
  December 31, 1999)                                                      $ 25,325,000

Amended term loan with interest payable quarterly, at an
  ABR rate of PRIME plus 2% (11.25% at June 30, 2000)      $ 22,925,000

New term loan with interest payable quarterly, at an
  ABR rate of PRIME plus 2% (11.25% at June 30, 2000)         5,000,000

12.375% senior subordinated notes, net of unamortized
  discount of $315,000 and $345,000 at June 30, 2000 and
  December 31, 1999, respectively, with interest payable
  semiannually  on April 1 and October 1                    119,685,000    119,655,000

Other, including capital leases                               2,579,407      3,196,701
                                                           ------------   ------------
                                                           $150,189,407   $148,176,701
                                                           ============   ============

         Galaxy's September 1995 Amended and Restated Loan Agreement has been periodically amended and subsequently converted to a Term Loan ("Term Loan"). Net proceeds from any system sale must be used to reduce the outstanding balance under the Term Loan. The Term Loan also requires Galaxy to maintain compliance with certain financial ratios and other covenants, such as annualized cash flow to interest expense, capital expense limits and basic subscribers to total long term debt. Galaxy is not permitted to borrow additional funds under the Term Loan without the prior written consent of the lenders. The Term Loan is due the earlier of December 31, 2000 or upon the occurrence of certain events set forth in the Loan Agreement.

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

         As a condition to the New Loan, Galaxy will owe an $800,000 fee to the lenders that will be due and payable upon repayment of the New Loan. The $800,000 fee shall be reduced to $600,000 if the New Loan is paid in full by September 15, 2000.

         Under the Term Loan and the New Loan, it is an "Event of Default" with respect to each if a definitive agreement for the sale of Galaxy and an entity affiliated with Galaxy or system asset sales of substantially all the systems owned by Galaxy and the affiliate has not been executed and delivered by July
31, 2000 with an unaffiliated third party buyer in a form reasonably satisfactory to the majority lenders.

         Galaxy has entered into separate letters of intent with Cable Direct, L.L.C. and Pegasus Communications Corporation to sell certain of its smallest non-core systems. These two separate transactions would affect approximately 25,000 of the Partnership's subscribers at a combined purchase price in excess of $30,000,000. Galaxy has previously entered into a non-exclusive letter of intent with Mallard Cablevision, L.L.C. ("Mallard") whereby Galaxy would sell to Mallard its interests in virtually all its remaining subscribers.

         The Partnership has communicated to its lenders the status of each of the preceding agreements and, even though the July 31, 2000 deadline has expired, the lenders have taken no action as of this date. The Partnership continues to diligently pursue definitive agreements with any and all previously mentioned parties. However, there can be no assurances that any or all of the agreements can be secured to the satisfaction of the lenders.

5.       DISPOSITION OF CABLE SYSTEMS

         On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.5 million, or approximately $2,492 per subscriber. During the three months ended June 30, 2000, Galaxy used a portion of the proceeds from this sale to reduce principle outstanding on the Term Loan.

6.       COMMITMENTS AND CONTINGENCIES

         LITIGATION

         Certain customers in Mississippi have filed a class action in the U.S. District Court for the Northern District of Mississippi alleging that Galaxy illegally charged a late fee on monthly cable bills. Galaxy has denied any liability with respect to this claim and is defending this action. Similar class actions against other cable companies have been filed in several states, a few of which have been successful. At this point, management is unable to predict the likely outcome or the potential for an adverse judgment, if any. An adverse judgment against the Galaxy could have a material, adverse effect on the Galaxy's consolidated financial position, or future results of operations or cash flows. Management has not recorded any liability in the consolidated financial statements that may arise from the adjudication of this lawsuit.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges are to be recognized in the Statement of Consolidated Income. During June of 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement of No. 133," to defer the effective date of SFAS No. 133 by one year. During June of 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Galaxy does not expect the adoption of SFAS No. 133 to have a material effect on its consolidated financial statements.


     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Galaxy is currently in the process of assessing whether or not there may be other revenue recognition issues to which SAB 101 applies. Companies must adopt the new guidance no later than the fourth quarter of fiscal year 2000. Based on the analysis performed to date, Galaxy does not expect the adoption of SAB 101 to have a material effect of its consolidated financial statements.

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

         On March 31, 2000 Galaxy amended its Term Loan agreement to modify financial covenants and change the maturity date of all outstanding borrowing under the Term Loan agreement and entered into a new $5 million New Loan Agreement from three of the four lenders under the Term Loan agreement. As discussed in Note 2 to Galaxy's consolidated financial statements for the period ended December 31, 1999, based on current estimates of operating cash flow, management does not believe it will have sufficient cash to fund required debt payments under the Term Loan and the New Loan due on December 31, 2000. It is an event of default under the Term Loan and New Loan if Galaxy does not have a definitive agreement to sell its partnership interests or assets by July 31, 2000. Galaxy's partners are negotiating to sell their Galaxy partnership interests to a third party. However, closing of such transaction is not assured. Absent the completion of the aforementioned transaction and the partnership's inability to meet its cash flow needs raises substantial doubt about its ability to meet its liquidity and capital resource needs.

         RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months and six months ended June 30, 2000 and June 30, 1999. Amounts shown are in thousands.

                                            For the three months ended June 30,           For the six months ended June 30,
                                          ---------------------------------------     ---------------------------------------
                                                 2000                 1999                   2000                  1999
                                          -----------------     -----------------     -----------------     -----------------

Revenues                                  $ 13,813    100.0%    $ 14,517    100.0%    $ 27,803    100.0%    $ 29,086    100.0%
                                          --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
    Systems operations                       6,920     50.1%       6,911     47.6%      13,743     49.4%      13,585     46.7%
    Selling, general and administrative      1,399     10.1%       1,405      9.7%       2,952     10.6%       2,906     10.0%
    Management fee to affiliate                414      3.0%         568      3.9%         833      3.0%       1,223      4.2%
    Depreciation and amortization            4,364     31.6%       5,089     35.1%       9,137     32.9%      10,313     35.5%
                                          --------    -----     --------    -----     --------    -----     --------    -----
       Total operating expenses             13,097     94.8%      13,973     96.3%      26,665     95.9%      28,027     96.4%
                                          --------    -----     --------    -----     --------    -----     --------    -----

          Operating income                     716      5.2%         544      3.7%       1,138      4.1%       1,059      3.6%

Interest expense                            (5,384)   (39.0%)     (4,834)   (33.3%)    (10,806)   (38.9%)     (9,602)   (33.0%)
Gain (loss) on sale of assets                  (34)    (0.2%)      5,793     39.9%       2,030      7.3%       6,702     23.0%
Interest income and other, net                 (88)    (0.6%)         16      0.1%         (75)    (0.3%)         35      0.1%
                                          --------    -----     --------    -----     --------    -----     --------    -----
    Net loss                              $ (4,790)   (34.7%)   $  1,519     10.5%    $ (7,713)   (27.7%)   $ (1,806)    (6.2%)
                                          ========    =====     ========    =====     ========    =====     ========    =====

         The following table sets forth demographic information as of, September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000.


                                September 30,  December 31,     March 31,      June 30,
                                    1999           1999           2000           2000
                                  --------       --------       --------       --------

Homes Passed                       214,341        210,816        205,539        205,539
Basic Subscribers                  126,861        126,357        123,941        120,954
Basic Penetration                    59.19%         59.94%         60.30%         58.85%
Monthly Revenue per Subscriber   $   36.93      $   36.11      $   37.15      $   37.24

Premium Subscribers                 57,013         56,231         53,684         49,350
Premium Penetration                  44.94%         44.50%         43.31%         40.80%


         Galaxy generated revenues in the amount of $13,812,885 and $27,803,288 for the three-month and six-month periods ended June 30, 2000, respectively. For the three-month and six-month periods ended June 30, 1999, Galaxy generated revenues in the amount of $14,516,917 and $29,086,470, respectively. The decrease in revenue from 1999 to 2000 was a result of a reduction in subscribers due to the sale of non-core cable systems. Average monthly revenues per subscriber increased from $35.94 for the three months ended June 30, 1999 to $37.24 for the three months ended June 30, 2000. Galaxy was able to realize additional revenue per subscriber by increasing basic rates in certain systems and adding revenues from advanced services such as digital, internet access, and distance learning.

         For the three months ended June 30, 2000 and 1999, system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs, were $6,920,491 and $6,911,118, respectively. As a percentage of revenues, these expenses increased from 47.6% for the three months ended June 30, 1999 to 50.1% in the comparable period of 2000. For the six months ended June 30, 2000 and 1999, system operating expenses were $13,742,708 and $13,584,884, respectively, and, as a percentage of revenues, increased from 46.7% for the six months ended June 30, 1999 to 49.4% in the comparable period of 2000. These expenses increased as a percentage of revenue primarily due to increased programming costs to Galaxy.

          Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, decreased from $1,405,397 to $1,399,451 for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999. Selling, general and administrative expenses increased from $2,905,979 to $2,952,269 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. For the three-month period ended June 30, these expenses increased as a percentage of revenue from 9.7% in 1999 to 10.1% in 2000. For the six-month period ended June 30, these expenses increased from 10.0% in 1999 to 10.6% in 2000. The increase for the three and six month periods is primarily due to a decrease in co-op marketing reimbursements during the first quarter of 2000.

         For the three months ended June 30, 2000 and 1999, depreciation and amortization expense was $4,364,412, or 31.6% of revenues, and $5,088,515, or 35.1% of revenues, respectively. For the six months ended June 30, 2000 and 1999, depreciation and amortization expense was $9,137,329, or 32.9% of revenues, and $10,312,791, or 35.5% of revenues, respectively. The decrease in these expenses is attributable to the sale of cable television systems in the Partnership's non-core areas.

         For the three months ended June 30, 2000 and 1999, interest expense was $5,383,969 and $4,834,458, respectively. For the six months ended June 30, 2000 and 1999, interest expense was $10,806,472 and $9,601,780, respectively. These increase were due to an increase in interest rates charged to Galaxy during those periods.

         Gain (loss) on sale of assets went from a net gain on sale of assets of $6,316,733 for the three months ended June 30, 1999, to a net loss on sale of assets of $32,817 for the three months ended June 30, 2000. Gain (loss) on sale of assets went from a net gain on sale of assets of $7,225,912 for the six months ended June 30, 1999, to a net gain on sale of assets of $2,030,589 for the six months ended June 30, 2000. More gain on sale of assets was realized in 1999 as a result of the sale of non-core assets during that period.

         Interest income and other, net, which includes interest income and other expenses, reflected a net expense of $87,869 for the three months ended June 30, 2000 and a net income of $15,938 for the three months ended June 30, 1999. For the six months ended June 30, 2000 interest income and other, net, reflected a net expense of $75,097, compared to a net income of $34,930 for the six months ended June 30, 1999.

         Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in the Partnership agreement.

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has incurred losses each year since its inception and has a Partnership deficit of $39.6 million at June 30, 2000. During 2000, the Partnership received net proceeds from sales of cable television systems of approximately $3.5 million, which was primarily used to pay down principle of the Term Loan.

         On March 31, 2000 the Partnership amended its Term Loan agreement to modify financial covenants and change the maturity date of all outstanding borrowings under the term loan agreement.

         Additionally, as part of this amended Term Loan and New Loan agreements, the Partnership must have a definitive sale agreement in force by July 31, 2000 to sell substantially all the interests or assets of the Partnership sufficient for the repayment of all Partnership loans. Absence of a definitive agreement to sell substantially all the assets of the Company triggers an event of default under the terms of the amended Term Loan and New Loan agreements.

         Galaxy has entered into separate letters of intent with Cable Direct, L.L.C. and Pegasus Communications Corporation to sell certain of its smallest non-core systems. These two separate transactions would affect approximately 25,000 of the Partnership's subscribers at a combined purchase price in excess of $30,000,000. Galaxy has previously entered into a non-exclusive letter of intent with Mallard Cablevision, L.L.C. ("Mallard") whereby Galaxy would sell to Mallard its interests in virtually all its remaining subscribers.

         The Partnership has communicated to its lenders the status of each of the preceding agreements and, even though the July 31, 2000 deadline has expired, the lenders have taken no action as of this date. The Partnership continues to diligently pursue definitive agreements with any and all previously mentioned parties. However, there can be no assurances that any or all of the agreements can be secured to the satisfaction of the lenders.

         The Partnership believes that cash generated from operations alone will not be sufficient to pay the Term Loan and the New Loan on December 31, 2000 without proceeds from the sale of assets, refinancing of the Term Loans, or the sale of the Partnership's interest in Galaxy. Absent the completion of the aforementioned transaction and the partnership's inability to meet its cash flow needs raises substantial doubt about its ability to meet its liquidity and capital resource needs.

         As of June 30, 2000, Galaxy had $1,811,544 in cash and cash equivalents. As of such date, total liabilities (other than notes payable) exceeded cash and cash equivalents by $18,987,177. Galaxy expects to fund this deficiency through its operating cash flows, the sale of assets and new equity or debt financing.

         Galaxy had earnings before interest, depreciation and amortization expense, and gain on sale of cable systems ("EBITDA") of $5,079,363, or 36.8% of operating revenues, and $5,632,002, or 38.8% of operating revenues, for the three months ended June 30, 2000 and 1999, respectively. Galaxy had EBITDA of $10,275,068, or 37.0% of operating revenues, and $11,372,530, or 39.1% of
operating  revenues,   for  the  six  months  ended  June  30,  2000  and  1999,
respectively.

         Galaxy had an aggregate of $150.2 million of indebtedness as of June 30, 2000, representing $119.7 million of senior subordinated notes (net of unamortized discount of $0.3 million), $27.9 million outstanding debt under its term loan and $2.6 million in various other obligations.

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

         As of June 30, 2000, Galaxy had $89.9 million in systems and equipment consisting of $85.0 million of cable television systems and $4.9 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $4.7 million for the six months ended June 30, 2000. For the six months ended June 30, 1999, Galaxy had capital expenditures (exclusive of system acquisitions) of $6.9 million. These capital expenditures were financed mainly through the sale of non-core assets and cash flows from operations. During the first six months of 2000, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

         Galaxy provided net cash from operating activities of $807,530 and $4,274,661 for the six months ended June 30, 2000 and 1999, respectively, a decrease in net cash provided by operating activities of $3,467,131. This decrease is mainly due to a decrease in accounts payable and accrued expenses during the periods.

         Galaxy used net cash from investing activities of $1,319,703 for the six months ended June 30, 2000, and provided net cash from investing activities of $1,771,114 for the six months ended June 30, 1999, a decrease in net cash provided in investing activities of $3,090,817. This decrease is mainly due to a decrease in proceeds from the sale of cable systems during 2000.

         Galaxy provided net cash in financing activities of $1,937,233 for the six months ended June 30, 2000, and used net cash from financing activities of $5,262,816 for the six months ended June 30, 1999, respectively, a change in cash flows from investing activities of $7,200,049. This was mainly due to a decrease in cash used to pay down principle of the term debt, net of borrowings.

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

         Galaxy's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in Galaxy's existing markets, (ii) the successful launch of systems and technologies in new and existing markets, (iii) Galaxy's existing indebtedness and the need for additional financing to fund subscriber growth and system and technological development, (iv) government regulation, including Federal Communications Commission regulations, (v) Galaxy's dependence on channel leases, (vi) rising interest rates, and fuel and programming costs, along with Galaxy's customers' possible unwillingness to pay increased charges to cover such increased expenses, (vii) numerous competitive factors, including alternative methods of distributing and receiving video transmissions and (viii) the ability of Galaxy to successfully implement its strategy of focusing on core service areas while operating under a limited capital expenditures budget.

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

         Galaxy is exposed to changes in interest rates due to its variable rate of interest (ABR plus 2%) on its Term Loan. Based on Galaxy's variable debt at June 30, 2000, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $305,000. This amount was calculated using the variable interest rate in effect at June 30, 2000, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

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

Date: August 11, 2000                               /s/ J. Keith Davidson

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