Form 10-Q
period 2000-09-30
GALAXY TELECOM LP
filed 2000-11-14
CIK 948945

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
            ------------------------------------------------------
                                    FORM 10-Q

    X   QUARTERLY   REPORT   PURSUANT   TO   SECTION   13  OR   15(d)  OF  THE
--------
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2000

                                       OR
            ------------------------------------------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to  ___________

                         Commission file number 33-95298

                              GALAXY TELECOM, L.P.
 ----------------------------------------------------------------------------
            Exact name of Registrant as specified in its charter)

            Delaware                                  43-1697125
------------------------------------    -------------------------------------
 (States or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)


 1220 North Main, Sikeston, Missouri                   63801
----------------------------------------------    ---------------------------
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


                               Yes X No __________

                             GALAXY TELECOM, L.P.
                                    FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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
            Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations................10

Item 3.  Quantitative and Qualitative Disclosures
           about Market Risk.............................................18

PART II. Other Information...............................................19

Signatures  .............................................................20

Exhibit Index............................................................21

PART I.  FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                        CONSOLIDATED BALANCE SHEETS...
                                   (Unaudited)



                                                                 September 30,     December 31,
                                                                      2000            1999
                                                                 -------------    -------------

ASSETS

Cash in banks                                                    $   3,239,746    $     386,485
Subscriber receivables, net of allowance for doubtful accounts
   of $103,840 and $87,449, respectively                             4,154,947        4,431,946
Systems and equipment, net                                          87,764,452       94,568,015
Intangible assets, net                                              31,204,250       34,266,208
Prepaids and other                                                   3,458,621        3,877,975
                                                                 -------------    -------------
Total assets                                                     $ 129,822,016    $ 137,530,629
                                                                 =============    =============


LIABILITIES AND PARTNERS' DEFICIT

Accounts payable and accrued expenses                            $  21,310,976    $  17,198,650
Subscriber deposits and deferred revenue                             3,740,144        4,026,920
Long-term debt and other obligations                               149,898,651      148,176,701
                                                                 -------------    -------------
   Total liabilities                                               174,949,771      169,402,271


Partners' deficit:
  General partners                                                 (45,127,755)     (31,871,642)
  Limited partners                                                        --               --
                                                                 -------------    -------------
    Total partners' deficit                                        (45,127,755)     (31,871,642)
                                                                 -------------    -------------
Total liabilities and partners' deficit                          $ 129,822,016    $ 137,530,629
                                                                 =============    =============


   The accompanying notes are an integral part of the consolidated financial statements.

                       GALAXY TELECOM, L.P. AND SUDSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For the three months ended      For the nine months ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2000           1999             2000            1999
                                              ------------    ------------    ------------    ------------

Revenues                                     $ 13,458,633    $ 14,183,681    $ 41,261,921    $ 43,270,181
                                             ------------    ------------    ------------    ------------
Operating expenses:
       Systems operations                       7,009,465       6,793,725      20,752,173      20,378,609
       Selling, general and administrative      1,678,916       1,490,154       4,631,185       4,396,163
       Management fee to affiliate                403,210         420,693       1,236,453       1,643,770
       Depreciation and amortization            4,712,872       4,772,917      13,850,201      15,085,708
                                             ------------    ------------    ------------    ------------
            Total operating expenses           13,804,463      13,477,489      40,470,012      41,504,250
                                             ------------    ------------    ------------    ------------

                  Operating income               (345,830)        706,192         791,909       1,765,931

Interest expense                               (5,154,480)     (4,603,575)    (15,960,953)    (14,205,355)
Gain (loss) on sale of assets                     (28,362)        (43,934)      2,002,228       6,658,432
Interest income and other, net                    (14,201)         40,654         (89,297)         75,585
                                             ------------    ------------    ------------    ------------
       Net loss                              $ (5,542,873)   $ (3,900,663)   $(13,256,113)   $ (5,705,407)
                                             ============    ============    ============    ============




   The accompanying notes are an integral part of the consolidated financial statements.


                      GALAXY TELECOM, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the nine months ended
                                                                                  September 30,
                                                                           ----------------------------
                                                                               2000            1999
                                                                           ------------    ------------
Cash flows from operating activities:
      Net loss                                                             $(13,256,113)   $ (5,705,407)
      Adjustments to reconcile net loss to net cash
           provided by operating activities:
           Depreciation expense                                              12,446,986      13,137,080
           Amortization expense                                               1,403,215       1,948,628
           Amortization included in interest expense                          1,463,208         990,000
           Provision for doubtful accounts receivable                         1,154,021         713,763
           Gain on sale of assets                                            (2,002,228)     (6,658,432)
           Changes in assets and liabilities:
                Subscriber receivables                                         (877,022)       (793,819)
                Prepaids and other                                              419,357       1,953,460
                Accounts payable and accrued expenses                         4,112,326       5,403,780
                Subscriber deposits and deferred revenue                       (286,776)       (202,633)
                                                                           ------------    ------------
         Net cash provided by operating activities                            4,576,974      10,786,420
                                                                           ------------    ------------
Cash flows from investing activities:
      Proceeds from sales of cable systems                                    3,432,250       9,191,149
      Purchase of capital assets                                             (6,705,660)     (9,579,037)
      Other intangible assets                                                   (61,837)       (544,860)
                                                                           ------------    ------------
         Net cash used in investing activities                               (3,335,247)       (932,748)
                                                                           ------------    ------------
Cash flows from financing activities:
      Borrowings under term debt and revolver                                 5,000,000       3,000,000
      Payments under term debt and revolver                                  (2,400,000)     (7,465,000)
      Payments under other debt, net                                           (923,050)       (658,801)
      Payment of debt issue costs                                               (65,416)       (404,869)
                                                                           ------------    ------------
         Net cash provided by (used in) financing activities                  1,611,534      (5,528,670)
                                                                           ------------    ------------
Net increase in cash and cash equivalents                                     2,853,261       4,325,002

Cash and cash equivalents, beginning of period                                  386,485       2,213,777
                                                                           ------------    ------------
Cash and cash equivalents, end of period                                   $  3,239,746    $  6,538,779
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

GALAXY TELECOM, L.P. AND SUBSIDIARY
-------------------------------------------------------------------------------
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
-------------------------------------------------------------------------------

1.    STATEMENT OF ACCOUNTING PRESENTATIONS AND OTHER INFORMATION

      The accompanying unaudited interim consolidated financial statements of Galaxy Telecom, L.P. and its subsidiary ("Galaxy" or the "Partnership") are presented in accordance with the requirements of Article 10 of Regulation S-X and consequently do not include all of the footnote disclosures required for audited financial statements by generally accepted accounting principals. The results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire 2000 fiscal year. It is suggested that the accompanying consolidated financial statements be read in conjunction with Galaxy's Annual Report on Form 10-K for the year ended December 31, 1999.

      The following notes, insofar as they are applicable to the nine months ended September 30, 2000 and September 30, 1999, are not audited. In management's opinion, all adjustments, consisting of only normal recurring accruals considered necessary for a fair presentation of such consolidated financial statements, are included.

2.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid during the three months ended September 30, 2000 and 1999 was approximately $2.6 million and $2.4 million, respectively. Interest paid during the nine months ended September 30, 2000 and 1999 was approximately $10.2 million and $9.5 million, respectively.

3.    RELATED PARTY TRANSACTIONS

      Galaxy incurs management fees and expenses pursuant to the terms of a management agreement with Galaxy Systems Management, Inc., an affiliate of a general partner, under which it manages Galaxy's business. Management fees totaled $403,210 for the three months ended September 30, 2000 and $420,693 for the three months ended September 30, 1999. Management fees totaled $1,236,453 for the nine months ended September 30, 2000 and $1,643,770 for the nine months ended September 30, 1999.
4.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                             September 30,     December 31,
                                                                  2000             1999
                                                              ------------     ------------
Term loan with interest payable monthly, at an
  adjusted LIBOR rate of LIBOR plus 3.25% (9.7% at
  December 31, 1999)                                                         $ 25,325,000

Amended term loan with interest payable quarterly, at an
  ABR rate of PRIME plus 4% (13.5% at September 30, 200$)     $ 22,925,000

New term loan with interest payable quarterly, at an
  ABR rate of PRIME plus 4% (13.5% at September 30, 2000)        5,000,000

12.375% senior subordinated  notes, net of unamortized  discount of $300,000 and
  $345,000 at June 30, 2000 and December 31, 1999,  respectively,  with interest payable
  semiannually  on April 1 and October 1                       119,700,000      119,655,000

Other, including capital leases                                  2,273,651        3,196,701
                                                              ------------     ------------
                                                              $149,898,651     $148,176,701
                                                              ============     ============

      Leverage

            The Company is highly leveraged. This high leverage and the lack of unencumbered assets likely will adversely affect the Company's ability to obtain additional financing in the future for debt service, working capital, capital expenditures or other purposes. The Company's business strategy is to procure a sale of all or substantially all of its assets or partnership interests. Even if the Company is sold, there is no assurance that the proceeds will be sufficient to repay its existing indebtedness under a senior credit facility provided by a group of commercial banks ("Senior Credit Facility") and the $120 million principal amount of the Company's 12 3/8% Senior Subordinated Notes Due 2005 (the "Notes").

      The Company is currently in default under its existing Senior Credit Facility and under the terms of the Notes

            The Company's Senior Credit Facility provides that it is an "Event of Default" if a definitive agreement for the sale of Galaxy and its affiliate or system asset sales of substantially all the systems owned by Galaxy and its affiliate has not been executed and delivered by July 31, 2000 with an unaffiliated third party buyer in a form reasonably satisfactory to the majority lenders.

      Although Galaxy reached tentative agreements with three potential buyers, the buyers were unable to obtain board approval or financing for the potential acquisition and each buyer was unable to enter into a definitive sale agreement with Galaxy by July 31, 2000. As a result, the senior lenders declared a "non-payment default" under the trust indenture ("Indenture") governing the $120 million principal amount of the Company's 12 3/8% Senior Subordinated Notes Due 2005 (the "Notes"). The senior lenders provided notice to the trustee under the Indenture that Galaxy would not be permitted to make any payments of principal or interest on the Notes for up to 179 days after September 27, 2000, the date of notice.

      There is also an event of default outstanding under the Indenture as a result of the Company's failure to make the interest payment on the Notes due on October 1, 2000 on or before October 31, 2000. The trustee or holders of the Notes representing at least 25% of the outstanding principal amount of the Notes could seek to accelerate the Notes whereupon the principal amount of, and all accrued and unpaid interest under the Notes would become due and payable. In the event of any such acceleration, it is likely that the Company would need to seek protection under the bankruptcy laws and it is uncertain what Holders would recover as the Senior Credit Facility is senior to the Notes and secured.

      Galaxy has engaged Credit Suisse First Boston ("CSFB") to act as its financial advisor. Under the terms of the engagement, CSFB will, among other things, assist Galaxy in exploring various strategic alternatives, including raising additional financing, which may involve refinancing Galaxy's existing Senior Credit Facility and soliciting consents to amend certain terms of the Notes to permit such a refinancing. The additional financing may also be used to meet the Company's interest payment under the Senior Subordinated Notes due October 1, 2000. The Company, with the assistance of CSFB, continues to evaluate the sale of assets or the Company as a whole.

      Galaxy is negotiating with certain lenders to replace its existing Senior Credit Facility with a new credit facility ("New Credit Facility"). In order to refinance its existing debt, the Company must first seek and obtain the approval of a majority of the Noteholders ("Required Approval"). If the Required Approval is granted, and if the New Credit Facility is closed, the Company will borrow funds under the New Credit Facility to refinance the $28.0 million of senior indebtedness outstanding under the Senior Credit Facility. The New Credit Facility, if established, would have an initial maximum credit line of at least $45.0 million. It is expected that the Company will borrow funds under the New Credit Facility in order to make the interest payment on the Notes that was due on October 1, 2000, plus interest on the defaulted interest accrued through the payment date. The implementation of the New Credit Facility would have the effect of permitting the Company to incur additional indebtedness beyond that allowed currently under the Indenture governing the Notes. There can be no assurances that the Required Approval will be granted by the Noteholders or that the New Credit Facility will be successfully closed.

5.    DISPOSITION OF CABLE SYSTEMS

      On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.4 million, or approximately $2,492 per subscriber.

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


7.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS No. 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges are to be recognized in the Statement of Consolidated Income. During June of 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement of No. 133," to defer the effective date of SFAS No. 133 by one year. During June of 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities- an Amendment of FASB Statement No. 133." SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Galaxy does not expect the adoption of SFAS No. 133 to have a material effect on its consolidated financial statements

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101) which provides guidance related to revenue recognition. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Galaxy is currently in the process of assessing whether or not there may be other revenue recognition issues to which SAB 101 applies. Companies must adopt the new guidance no later than the fourth quarter of fiscal year 2000. Based on the analysis performed to date, Galaxy does not expect the adoption of SAB 101 to have a material effect of its consolidated financial statements.

      Item  2.  --   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

      RECENT DEVELOPMENTS

      On March 31, 2000, Galaxy sold one cable television system, located in Kansas, representing approximately 1,424 subscribers for approximately $3.4 million, or approximately $2,492 per subscriber. Galaxy will use the proceeds from this sale to pay the principal of the Senior Credit Facility.

      The Company's financial condition is extremely distressed

      The Company has recorded significant net losses in each of the last five years and at September 30, 2000 had a partner's deficit of $45.2 million. The auditors' report on the Company's financial statements for the year ended 1999 included "going concern" disclosure. In this report, the auditors stated that the Company's inability to meet its cash flow needs and to comply with certain debt covenants raises substantial doubt about its ability to continue as a going concern.

      The Company is currently in default under its existing Senior Credit Facility and under the terms of the Notes

         The Company's existing Senior Credit Facility provides that it is an "Event of Default" if a definitive agreement for the sale of Galaxy and an entity affiliated with Galaxy or system asset sales of substantially all the systems owned by Galaxy and the affiliate has not been executed and delivered by July 31, 2000 with an unaffiliated third party buyer in a form reasonably satisfactory to the majority lenders. As a result of Galaxy's inability to obtain a signed purchase agreement by this date, the senior lenders declared a "non-payment default" under the Indenture and provided notice to the trustee under the Indenture that Galaxy would not be permitted to make any payments of principal or interest on the Notes for up to 179 days after September 27, 2000, the date of notice.

      There is also an event of default outstanding under the Indenture as a result of the Company's failure to make the interest payment due October 1, 2000 on or before October 31, 2000. The trustee under the Indenture or Noteholders representing at least 25% of the outstanding principal amount of the Notes could seek to accelerate the Notes whereupon the principal amount of, and all accrued and unpaid interest under the Notes would become due and payable. In the event of any such acceleration, it is likely that the Company would need to seek protection under the bankruptcy laws.

      Recent Actions by Company

         As described above, the Company has engaged CSFB to assist Galaxy in exploring various strategic alternatives, including raising additional financing, which may involve refinancing Galaxy's existing Senior Credit Facility and soliciting consents to amend certain terms of the Notes to permit such a refinancing. The additional financing may also be used to meet the Company's interest payment under the Notes due October 1, 2000. The Company, with the assistance of CSFB, continues to evaluate the sale of assets or the Company as a whole.

      Galaxy is negotiating with certain lenders to replace its existing Senior Credit Facility with a new credit facility ("New Credit Facility"). In order to refinance its existing debt, the Company must first seek and obtain the approval of a majority of the Noteholders ("Required Approval"). If the Required Approval is granted, and if the New Credit Facility is closed, the Company will borrow funds under the New Credit Facility to refinance the $28.0 million of senior indebtedness outstanding under the Senior Credit Facility. The New Credit Facility, if established, would have an initial maximum credit line of at least $45.0 million. It is expected that the Company will borrow funds under the New Credit Facility in order to make the interest payment on the Notes that was due on October 1, 2000, plus interest on the defaulted interest accrued through the payment date. The implementation of the New Credit Facility would have the effect of permitting the Company to incur additional indebtedness beyond that allowed currently under the Indenture governing the Notes. There can be no assurances that the Required Approval will be granted by the Noteholders or that the New Credit Facility will be successfully closed.

      Galaxy has entered into a Letter of Intent with CableDirect, L.L.C. ("CableDirect"), dated September 2, 2000, pursuant to which Galaxy will sell approximately 26,429 small, rural subscribers in several states to CableDirect in exchange for approximately $26,429,000 in cash and $6,607,250 in equity interests of CableDirect. Galaxy also has entered into a Letter of Intent with Pegasus Communications Corporation ("Pegasus"), dated July 6, 2000, pursuant to which Galaxy will sell to Pegasus lists of approximately 6,300 subscribers in remote or rural areas. These subscribers are located in areas in which Pegasus and its affiliates have the right to distribute DIRECTV(R) services. Pegasus will engage Galaxy to convert these subscribers to DIRECTV and to market and sell the DIRECTV service to other homes in these areas. The purchase price will be largely dependent on the actual number of Galaxy's subscribers and new homes that convert to Pegasus' DIRECTV services. No assurances can be given that these transactions will be completed.

       Failure to Obtain Required Approval

      In the event the Required Approval is not obtained, the Company will not be able to enter into the New Credit Facility to refinance its existing senior indebtedness and it will not be able to borrow additional funds under the New Credit Facility to make the October 1, 2000 interest payment on the Notes. Under the Company's existing Senior Credit Facility, approximately $28.5 million is due and payable as of December 31, 2000. However, this amount could be declared immediately due and payable by the Company's current senior lenders due to an event of default that occurred on July 31, 2000, when Galaxy failed to have a signed purchase agreement for its assets or partnership interests.

         In addition, the trustee and Noteholders representing 25% of the outstanding principal amount of the Notes are entitled to accelerate the Notes due to an event of default that occurred on October 31, 2000 when Galaxy failed to make an interest payment. Galaxy would be responsible for the costs and expenses of collection. If Galaxy fails to pay these amounts on demand, the Trustee may institute a court proceeding to obtain a judgment against Galaxy. Holders of a majority in principal amount of the Notes may elect to rescind such acceleration declaration at any time prior to judgment if Galaxy pays all Trustee costs and expenses and all overdue amounts under the Notes, and all other events of default are cured or waived.

         If the current senior lenders declare the Company's debt immediately due and payable after that date, the Company could be forced to make a "quick sale" of its assets or partnership interests, or the Company could be forced into bankruptcy. Even if the Company is able to sell its assets or partnership interests to a third party, there can be no assurances that the proceeds would be sufficient to repay its indebtedness under the existing Senior Credit Facility and the Notes.

      Absent the closing of the New Credit Facility, the partnership's inability to meet its cash flow needs raises substantial doubt about its ability to meet its liquidity and capital resource needs.

      RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship of selected income statement items as a percent of revenues for the three months and nine months ended September 30, 2000 and September 30, 1999. Amounts shown are in thousands.

                                          For the three months ended September 30,    For the nine months ended September 30,
                                          ---------------------------------------     ---------------------------------------
                                            2000                       1999                   2000                  1999
                                          -----------------     -----------------     -----------------     -----------------
Revenues                                  $ 13,459    100.0%    $ 14,184    100.0%    $ 41,262    100.0%    $ 43,270    100.0%
                                          --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
    Systems operations                       7,010     52.1%       6,794     47.9%      20,752     50.3%      20,379     47.1%
    Selling, general and administrative      1,679     12.5%       1,490     10.5%       4,631     11.2%       4,396     10.2%
    Management fee to affiliate                403      3.0%         421      3.0%       1,236      3.0%       1,644      3.8%
    Depreciation and amortization            4,713     35.0%       4,773     33.7%      13,850     33.6%      15,086     34.9%
                                          --------    -----     --------    -----     --------    -----     --------    -----
      Total operating expenses              13,805    102.6%      13,477     95.0%      40,469     98.1%      41,504     95.9%
                                          --------    -----     --------    -----     --------    -----     --------    -----

         Operating income                     (346)    (2.6%)        706      5.0%         793      1.9%       1,766      4.1%

Interest expense                            (5,155)   (38.3%)     (4,604)   (32.5%)    (15,962)   (38.7%)    (14,205)   (32.8%)
Gain (loss) on sale of assets                  (28)    (0.2%)        (44)    (0.3%)      2,002      4.9%       6,658     15.4%
Interest income and other, net                 (14)    (0.1%)         41      0.3%         (89)    (0.2%)         76      0.2%
                                          --------    -----     --------    -----     --------    -----     --------    -----
    Net loss                              ($ 5,543)   (41.2%)   ($ 3,901)   (27.5%)   ($13,256)   (32.1%)   ($ 5,705)   (13.2%)
                                          ========    =====     ========    =====     ========    =====     ========    =====

      The following table sets forth demographic information as of December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000.

                                    June 30,      September 30,   December 31,    March 31,      June 30,
                                      1999            1999            1999          2000           2000
                                     --------       --------       --------       --------       --------            -

Homes Passed                         225,226        214,341        210,816        205,539        205,539
Basic Subscribers                    134,233        126,861        126,357        123,941        120,954
Basic Penetration                      59.60%         59.19%         59.94%         60.30%         58.85%
Monthly Revenue per Subscriber   $     35.94    $     36.93    $     36.11    $     37.15    $     37.24

Premium Subscribers                   61,133         57,013         56,231         53,684         49,350
Premium Penetration                    45.54%         44.94%         44.50%         43.31%         40.80%

      Galaxy generated revenues in the amount of $13,458,633 and $41,261,921 for the three-month and nine-month periods ended September 30, 2000, respectively. For the three-month and nine-month periods ended September 30, 1999, Galaxy generated revenues in the amount of $14,183,681 and $43,270,181, respectively. The decrease in revenue from 1999 to 2000 was a result of a reduction in subscribers due to the sale of non-core cable systems. Average monthly revenues per subscriber increased from $36.93 for the three months ended September 30, 1999 to $37.35 for the three months ended September 30, 2000. Galaxy was able to realize additional revenue per subscriber by increasing basic rates in certain systems and adding revenues from advanced services such as digital, internet access, and distance learning.

      For the three months ended September 30, 2000 and 1999, system operating expenses, consisting of subscriber costs, technician costs and system maintenance costs, were $7,009,465 and $6,793,725, respectively. As a percentage of revenues, these expenses increased from 47.9% for the three months ended September 30, 1999 to 52.1% in the comparable period of 2000. For the nine months ended September 30, 2000 and 1999, system operating expenses were $20,752,173 and $20,378,609, respectively, and, as a percentage of revenues, increased from 47.1% for the nine months ended September 30, 1999 to 50.3% in the comparable period of 2000. These expenses increased as a percentage of revenue primarily due to increased programming costs to Galaxy.

       Selling, general and administrative expenses, which include office rents and maintenance, marketing costs and corporate expenses, increased from $1,490,154 to $1,678,916 for the three months ended September 30, 2000, as compared to the three months ended September 30, 1999. Selling, general and administrative expenses increased from $4,396,163 to $4,631,185 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. For the three-month period ended September 30, these expenses increased as a percentage of revenue from 10.5% in 1999 to 12.5% in 2000. For the nine month period ended September 30, these expenses increased from 10.2% in 1999 to 11.2% in 2000. The increase for the three and nine month periods is primarily due to a decrease in co-op marketing reimbursements during the first quarter of 2000.

      For the three months ended September 30, 2000 and 1999, depreciation and amortization expense was $4,712,872, or 35.0% of revenues, and $4,772,917, or 33.7% of revenues, respectively. For the nine months ended September 30, 2000 and 1999, depreciation and amortization expense was $13,850,201, or 33.6% of revenues, and $15,085,708, or 34.9% of revenues, respectively. The decrease in these expenses is attributable to the sale of cable television systems in the Partnership's non-core areas.

      For the three months ended September 30, 2000 and 1999, interest expense was $5,154,480 and $4,603,575, respectively. For the nine months ended September 30, 2000 and 1999, interest expense was $15,960,953 and $14,205,355, respectively. These increases were due to an increase in interest rates charged to Galaxy during those periods.

      Gain (loss) on sale of assets went from a net loss on sale of assets of $43,934 for the three months ended September 30, 1999, to a net loss on sale of assets of $28,362 for the three months ended September 30, 2000. Gain (loss) on sale of assets went from a net gain on sale of assets of $6,658,432 for the nine months ended September 30, 1999, to a net gain on sale of assets of $2,002,228 for the nine months ended September 30, 2000. More gain on sale of assets was realized in 1999 as a result of the sale of non-core assets during that period.

      Interest income and other, net, which includes interest income and other expenses, reflected a net expense of $14,201 for the three months ended
September 30, 2000 and a net income of $40,654 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 interest income and other, net, reflected a net expense of $89,297, compared to a net income of $75,585 for the nine months ended September 30, 1999.

      Galaxy as an entity pays no income taxes, although it is required to file federal and state income tax returns for informational purposes only. All income or loss "flows through" to the partners of Galaxy as specified in the Partnership agreement.

      LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has incurred losses each year since its inception and has a Partnership deficit of $45.2 million at September 30, 2000. During 2000, the Partnership received net proceeds from sales of cable television systems of approximately $3.4 million, which was primarily used to pay down principal of the Company's Senior Credit Facility.

      The Company believes that cash generated from operations alone will not be sufficient to pay the Senior Credit Facility due on December 31, 2000 without proceeds from the sale of assets, refinancing of the Senior Credit Facility, or the sale of the Partnership's interest in Galaxy. Unless the Company is able to obtain the Required Approval to amend the Indenture, and unless the New Credit Facility is closed, the partnership's inability to meet its cash flow needs raises substantial doubt about its ability to continue as a going concern.

      As of September 30, 2000, Galaxy had $3,239,746 in cash and cash equivalents. As of such date, total liabilities (other than notes payable) exceeded cash and cash equivalents by $21,811,374. Galaxy expects to fund this deficiency through its operating cash flows, the sale of assets and new debt financing.

      Galaxy had earnings before interest, depreciation and amortization expense, and gain on sale of cable systems ("EBITDA") of $4,367,042, or 32.4% of operating revenues, and $5,479,109, or 38.6% of operating revenues, for the three months ended September 30, 2000 and 1999, respectively. Galaxy had EBITDA of $14,642,110, or 35.5% of operating revenues, and $16,851,639, or 38.9% of operating revenues, for the nine months ended September 30, 2000 and 1999, respectively.

      Galaxy had an aggregate of $149.9 million of indebtedness as of September 30, 2000, representing $119.7 million of senior subordinated notes (net of unamortized discount of $0.3 million), $27.9 million outstanding debt under its Senior Credit Facility and $2.3 million in various other obligations.

      As of September 30, 2000, Galaxy had $87.7 million in systems and equipment consisting of $83.1 million of cable television systems and $4.6 million of vehicles, equipment, buildings and office equipment, all net of accumulated depreciation. Galaxy had capital expenditures (exclusive of system acquisitions) of $6.7 million for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, Galaxy had capital expenditures (exclusive of system acquisitions) of $9.6 million. These capital expenditures were financed mainly through the sale of non-core assets and cash flows from operations. During the first nine months of 2000, Galaxy's capital expenditures were primarily used to add channels, eliminate headends by interconnecting adjacent systems with fiber-optic cable, and construct wide-area networks for distance learning and data services.

      Galaxy provided net cash from operating activities of $4,576,974 and $10,786,420 for the nine months ended September 30, 2000 and 1999, respectively, a decrease in net cash provided by operating activities of $6,209,446. This decrease is mainly due to a decrease in EBITDA, along with a decrease in cash used to pay prepaids and other, accounts payable and accrued expenses during the periods.

      Galaxy used net cash from investing activities of $3,335,247 for the nine months ended September 30, 2000, and $932,748 for the nine months ended September 30, 1999, an increase in net cash used in investing activities of $2,402,499. This decrease is due to a decrease in proceeds from the sale of cable systems, offset by a decrease in the purchase of capital assets during 2000.

      Galaxy provided net cash in financing activities of $1,611,534 for the nine months ended September 30, 2000, and used net cash from financing activities of $5,528,670 for the nine months ended September 30, 1999, respectively, a change in cash flows from financing activities of $7,140,204. This was mainly due to a decrease in cash used to pay down principle of the term debt, net of borrowings.

      SAFE HARBOR UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The statements contained in this Form 10-Q relating to Galaxy's operating results, and plans and objectives of management for future operations, including plans or objectives relating to Galaxy's products and services, constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results of Galaxy may differ materially from those in the forward looking statements and may be affected by a number of factors. These factors include Galaxy's ability to refinance its Senior Credit Facility and to pay interest on the Notes, the receipt of regulatory approvals, the success of Galaxy's implementation of digital technology, subscriber equipment availability, tower space availability, the absence of interference, as well as other factors contained herein and in Galaxy's securities filings.

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

      Galaxy is exposed to changes in interest rates due to its variable rate of interest (ABR plus 2%) on its Senior Credit Facility. Based on Galaxy's variable debt at September 30, 2000, a 1% increase in market interest rates would increase yearly interest expense and decrease income by approximately $302,000. This amount was calculated using the variable interest rate in effect at September 30, 2000, assuming a constant level of variable-rate debt. This amount does not include the effects of other events that could affect interest rates, such as a downturn in overall economic activity, or actions management could take to lessen risk. This also does not take into account any changes in Galaxy's financial structure that may result from higher interest rates.

PART II.  OTHER INFORMATION

Items 1 through 5.

None.

Item 3.  Default on Senior Securities

      The amount of default on the Notes is $7.4 million due October 1, 2000 plus interest on the defaulted interest.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.  The following exhibits are included or incorporated by
---------------
      reference below.

      27.   Financial Data Schedule

(b) Reports of Form 8-K. On January 20, 2000 Galaxy filed a report on Form 8-K release announcing that it had engaged the service of Credit Suisse First Boston (formerly known as Donaldson, Lufkin & Jenrette Securities Corporation) to act as its financial advisor.

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      GALAXY TELECOM, L.P.
                                BY:   Galaxy Telecom, Inc.
                                      as General Partner




Date: November 14, 2000
                                      ---------------------------------------
                                BY:   J. Keith Davidson
                                      Vice President-Finance
(Principal Financial Officer)

                                  EXHIBIT INDEX
Exhibit Number             Description
--------------               ----------------------------------
     27            Financial Data Schedule